Form 10-Q
period 1997-06-30
STAC INC /DE/
filed 1997-08-14
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Transition Period From ____ to ____

                                   ----------

                         Commission File Number 0-20095


                                   STAC, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                  95-3825313
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


            12636 High Bluff Drive, San Diego, California 92130-2093 (Address of principal executive office, including zip code)

                                 (619) 794-4300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X    NO
                                 -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997.

Common Stock, par value $.001 per share                        30,807,088 shares

                                   STAC, INC.



                                      INDEX


                                                                            Page
                                                                            ----
Part I.  Financial Information

      Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets
                        as of June 30, 1997 and
                        September 30, 1996                                   3

                   Condensed Consolidated Statements of
                        Operations for the three and nine
                        months ended June 30, 1997 and 1996                  4

                   Condensed Consolidated Statements of Cash
                        Flows for the nine months ended
                        June 30, 1997 and 1996                               5

                   Notes to Condensed Consolidated Financial
                        Statements                                           6

      Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                7


Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K                             13

Signatures                                                                  14

                                   STAC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                 June 30,      September 30,
                                                                   1997            1996
                                                                   ----            ----
                                                                (Unaudited)
Current assets:
    Cash and cash equivalents                                    $ 33,214        $ 35,942
    Marketable securities                                          35,866          29,463
    Accounts receivable                                             5,556           5,577
    Inventories                                                       619             754
    Other current assets                                            1,550           1,211
                                                                 --------        --------
            Total current assets                                   76,805          72,947

Property and equipment, net                                         5,230           3,673

Deferred income taxes                                               6,090           6,322
Other Assets                                                          363             748
                                                                 --------        --------
                                                                 $ 88,488        $ 83,690
                                                                 ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                             $  1,744        $  1,389
    Income taxes payable                                               --             390
    Accrued expenses and other
        current liabilities                                         2,438           2,670
                                                                 --------        --------
             Total current liabilities                              4,182           4,449

Other liabilities                                                     233             242
                                                                 --------        --------
                                                                    4,415           4,691
                                                                 --------        --------

Stockholders' equity
    Common stock                                                   73,982          73,547
    Cumulative translation adjustment                                 (67)           (118)
    Retained earnings                                              10,158           5,570
                                                                 --------        --------
             Total stockholders' equity                            84,073          78,999
                                                                 --------        --------
                                                                 $ 88,488        $ 83,690
                                                                 ========        ========




           See accompanying notes to consolidated financial statements

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                              Three Months Ended       Nine Months Ended
                                                    June 30,                June 30,
                                                    --------                --------
                                               1997        1996        1997         1996
                                               ----        ----        ----         ----
Revenues                                      $11,584     $10,988     $34,104     $ 34,532
Cost of revenues                                1,571       1,820       4,180        4,819
                                              -------     -------     -------     --------
Gross margin                                   10,013       9,168      29,924       29,713
                                              -------     -------     -------     --------

Operating expenses:
   Research and development                     3,002       2,132       8,221        5,770
   Purchased research and development              --          --          --       12,217
   Sales and marketing                          4,714       3,402      12,617        9,421
   General and administrative                   1,385       1,016       3,944        3,166
                                              -------     -------     -------     --------
        Total operating expenses                9,101       6,550      24,782       30,574
                                              -------     -------     -------     --------

Operating income (loss)                           912       2,618       5,142         (861)

Interest income                                   643         519       1,811        1,576
                                              -------     -------     -------     --------

Income before income taxes                      1,555       3,137       6,953          715

Provision for income taxes                        451       1,221       2,365        4,917
                                              -------     -------     -------     --------

Net income (loss)                               1,104       1,916       4,588       (4,202)

Less preferred dividends                           --          --          --          168
                                              -------     -------     -------     --------

Net income (loss) for common stockholders     $ 1,104     $ 1,916     $ 4,588     $ (4,370)
                                              =======     =======     =======     ========

Net income (loss) per common share,
   primary                                    $  0.04     $  0.06     $  0.15     $  (0.15)
                                              =======     =======     =======     ========
Net income (loss) per common share,
   fully diluted                              $  0.04     $  0.06     $  0.15     $  (0.14)
                                              =======     =======     =======     ========
Weighted average common shares
   outstanding, primary                        31,070      31,423      31,122       29,886
                                              =======     =======     =======     ========
Weighted average common shares
   outstanding, fully diluted                  31,070      31,423      31,122       30,551
                                              =======     =======     =======     ========


           See accompanying notes to consolidated financial statements

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                             Nine Months Ended
                                                                                  June 30,
                                                                            1997           1996
                                                                          --------       --------
Cash flows from operating activities:
    Net income (loss)                                                     $  4,588       $ (4,202)
    Adjustments required to reconcile net income (loss)
      to net cash provided by operating activities
       Depreciation and amortization                                         1,900          1,425
       Purchased research and development                                       --         12,217
       Gain  on disposal of fixed assets                                        --            (10)
       Deferred stock compensation                                              (9)            67
       Provision for deferred income taxes                                     548            670
    Changes in assets and liabilities, net of business combinations:
       Accounts receivable                                                      21            531
       Inventories                                                             135           (474)
       Other current assets                                                   (493)          (102)
       Other assets                                                            (65)            75
       Accounts payable                                                        355          1,295
       Income taxes payable/receivable                                        (552)         1,323
       Accrued expenses and other current liabilities                         (232)          (983)
                                                                          --------       --------
          Net cash provided by operating activities                          6,196         11,832
                                                                          --------       --------

Cash flows from investing activities:
    Purchases of marketable securities                                     (19,253)       (25,090)
    Sales of marketable securities                                          12,850         21,257
    Acquisitions, net of cash acquired                                          --        (11,252)
    Purchases of property and equipment                                     (3,007)          (935)
                                                                          --------       --------
          Net cash used by investing activities                             (9,410)       (16,020)
                                                                          --------       --------

Cash flows from financing activities:
    Issuance of common stock, net                                              355          1,126
    Tax benefit from exercise of  stock options                                 80            952
                                                                          --------       --------
          Net cash provided by financing activities                            435          2,078
                                                                          --------       --------

Effect of exchange rates on cash                                                51             (2)
                                                                          --------       --------

Net decrease in cash                                                        (2,728)        (2,112)

Cash and cash equivalents at beginning of period                            35,942         34,696
                                                                          --------       --------

Cash and cash equivalents at end of period                                $ 33,214       $ 32,584
                                                                          ========       ========

Supplemental Non-Cash Disclosure:

Conversion of preferred stock to common stock                             $     --       $ 39,960
                                                                          ========       ========
Issuance of common stock for business combinations                        $     --       $    965
                                                                          ========       ========
Issuance of preferred stock dividends in common stock                     $     --       $    168
                                                                          ========       ========


           See accompanying notes to consolidated financial statements

                                   STAC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated unaudited financial statements of Stac, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report for the year ended September 30, 1996. In the opinion of management the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of June 30, 1997 and its results of operations for the three and nine month periods ended June 30, 1997 and 1996, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2.  Net Income (Loss) Per Share:

Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding using the treasury stock method. Shares issuable upon exercise of stock options are not included in the weighted average shares outstanding for the nine month period ended June 30, 1996, as they have a dilutive effect on the loss per share computation for this period.


NOTE 3. Inventories (in thousands; June 30, 1997 unaudited):

                                        June 30,    September 30,
                                          1997          1996
                                          ----          ----
                  Raw materials           $269          $ 88
                  Finished goods           350           666
                                          ----          ----
                                          $619          $754
                                          ====          ====

NOTE 4.  Subsequent Event:

In July 1997 the Company completed a reorganization of its software sales and marketing departments. The costs of this reorganization are estimated to be approximately $0.75 million, which will be recorded during the fourth quarter of fiscal 1997.

The Company expects to complete the acquisition of Datlin Software, Ltd., a software development contractor used by Stac, during the fourth quarter of fiscal 1997 for $0.4 million in cash in a transaction to be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Stac, Inc. ("Stac" or the "Company") designs, develops, markets and supports high-performance, easy to deploy, distributed business systems recovery software solutions for enterprise customers which implement the Company's lossless data compression technologies. In addition, through its OEM networking products subsidiary Hi/fn, Inc. ("Hi/fn"), the Company designs, develops and markets semiconductor and software solutions to improve the efficiency, security and manageability of networks and to enhance the storage capacity of high capacity/high speed storage devices. Stac also supports a remote access software suite, which is managed as a mature business unit. The Company intends to focus its development and marketing resources on the business segments it believes have the highest growth potential, and to continually evaluate its strategic objectives with respect to its mature remote access software business. Stac's products are sold through a variety of domestic and international channels.

        Stac's storage systems recovery software business is comprised of Replica, a high-performance, easy to deploy distributed business systems recovery software product, which enables fast PC server replication and disaster recovery. Replica for NetWare was introduced in February 1996, and Replica for NT was made available in April 1997. In July 1997, as a result of the Company's sales and marketing efforts, Stac received a significant order for Replica for NT through a large international systems integrator for a national retail chain. The Company intends to continue to focus on development of such relationships and to invest significant amounts of its future product development, marketing and sales resources in Replica and extensions to Replica.

        The Company provides communications software which is comprised of ReachOut Remote Control software ("ReachOut"), a remote access software suite which allows users to access a remote PC using another PC through the Internet, or over ISDN lines, modems or networks. ReachOut works with Microsoft Corporation's Windows NT, Windows 95, Windows 3.x and DOS operating systems.

        Hi/fn is focused on improving the efficiency, security and manageability of networks by providing solutions in software and silicon to packet processing bottlenecks. Hi/fn implements lossless data compression in software libraries and semiconductors, which are marketed and sold to manufacturers of routers, firewalls, remote access servers, ISDN connectivity products, storage hardware and printers. Currently, the majority of Hi/fn's sales are to a single storage hardware OEM. Hi/fn is also implementing data encryption standards in software and silicon for use with data compression to provide fast, efficient and secure data transmission capabilities for its customers' products. Hi/fn's products are sold world-wide to OEMs both directly and through manufacturers' representatives.

        Hi/fn has licensed its data compression software to companies such as Microsoft, Cisco Systems Inc., Netscape Communications Corporation, Ascend Communications Inc. and Bay Networks Inc., all of which play significant roles in the development and marketing of Internet and virtual private network products. In addition, Hi/fn, Microsoft and Cisco have co-authored a proposal to the Internet Engineering Task Force (the "IETF") for implementation of lossless data compression in the IP Security ("IPSEC") protocol. However, there can be no assurance that these proposals will ultimately be adopted by the IETF, or that alternatives using other data compression technology will not be proposed and adopted.

        Stac receives royalties from Microsoft and IBM Corporation for licenses of its data compression technology. The Company will receive $4.0 million in royalties quarterly through the December 1997 quarter and $1.3 million in the March 1998 quarter, after which the license agreements will be fully paid-up. On an after tax basis, the license fees from Microsoft and IBM have been contributing approximately $2.4 million per quarter to net income.

        The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the

Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels and customer demand for the products incorporating Hi/fn semiconductors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends and Channel Inventories," "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions" and "Stock Price Volatility") and in the Company's Form 10-K for the year ended September 30, 1996 and Forms 10-Q for the periods ended December 31, 1996, March 31, 1997 and June 30, 1997.

RESULTS OF OPERATIONS

        The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:


                                       Three Months Ended     Nine Months Ended
                                            June 30,              June 30,
                                            --------              --------
                                         1997       1996       1997       1996
                                         ----       ----       ----       ----
Revenues                                 100%       100%       100%       100 %
Cost of revenues                          14         17         12         14
                                         ---        ---        ---        ---
Gross margin                              86         83         88         86
                                         ---        ---        ---        ---

Research and development                  26         20         24         17
Purchased research and development        --         --         --         36
Sales and marketing                       40         31         37         27
General and administrative                12          9         12          9
                                         ---        ---        ---        ---
Total operating expenses                  78         60         73         89
                                         ---        ---        ---        ---

Operating income (loss)                    8         23         15         (3)
Interest income                            6          5          5          5
                                         ---        ---        ---        ---

Income before income taxes                14         28         20          2
Provision for income taxes                 4         11          7         14
                                         ---        ---        ---        ---

Net income (loss)                         10%        17%        13%       (12)%
                                         ===        ===        ===        ===


        Revenues. Revenues increased 5% to $11.6 million for the quarter ended June 30, 1997 from $11.0 million in the quarter ended June 30, 1996. Revenues decreased 1% to $34.1 million for the nine months ended June 30, 1997 from $34.5 million in the comparable period of fiscal 1996. The increase in revenue for the quarter as compared to the comparable quarter of the prior fiscal year is due to higher revenues in both the Hi/fn semiconductor business and the software product group. Revenues for the nine month period ended June 30, 1997 were lower than those in the nine months ended June 30, 1996 due to lower revenues generated by Hi/fn during the period, partially offset by higher software revenues.

        Software sales, which are comprised of domestic and international sales and licenses through distributors, retailers, solution providers, OEMs and direct channels, accounted for $3.7 million, or 32% of revenues for the quarter ended June 30, 1997 compared to $3.4 million, or 31% of revenues in the quarter ended June 30, 1996, and $13.1 million, or 39% of revenues for the nine months ended June 30, 1997 compared to $12.8 million, or 37% of revenues in the comparable period of fiscal 1996. The increase in revenues for the quarter and nine months ended June 30, 1997 over the same periods in fiscal 1996 is due primarily to increases in ReachOut and Replica revenues, offset by decreasing sales of the Company's Stacker disk compression software. Stacker sales continued to decline from the comparable periods of fiscal 1996 due primarily to the inclusion of disk compression in Windows and DOS and the availability of large capacity, low cost per megabyte hard disk drives. The Company does not expect any significant future Stacker sales.

        Revenues from Hi/fn, which are comprised of sales and licenses of semiconductors and software libraries derived from the Company's data compression technology, were $3.9 million, or 34% of revenues for the quarter ended June 30, 1997 compared to $3.6 million, or 33% of revenues in the quarter ended June 30, 1996, and $9.0 million, or 26% of revenues for the nine months ended June 30, 1997 compared to $9.7 million, or 28% of revenues in the comparable period of fiscal 1996. The increase in Hi/fn's revenues in the June 30, 1997 quarter, over those in the comparable quarter of the prior fiscal year is due primarily to increased revenues from licenses of data compression libraries. The decrease in Hi/fn's revenues for the nine months ended June 30, 1997 from the comparable period in fiscal 1996 is due primarily to high levels of inventory held by some OEM customers in the December 1996 quarter, consistent with OEM's practice of building product in large lots in order to achieve manufacturing efficiencies.

        The majority of semiconductor sales in the June 1997 quarter were from shipments of data compression coprocessors to Quantum Corporation, an OEM producer of high speed/high capacity tape storage devices. Hi/fn's order backlog as of June 30, 1997 was $5.5 million for products shippable in the September 1997 quarter, the majority of which are to Quantum. Due to the scheduled release of new versions of the Company's semiconductor products, the Company expects to record a significant reserve for possible returns in the September 1997 quarter. The Company expects Hi/fn's net revenues for the September 1997 quarter, after any reserves taken, to increase from those of the June 1997 quarter.

        Royalties from licenses of Stac's data compression technology to operating systems vendors were $4.0 million in each of the quarters ended June 30, 1997 and 1996, or 34% and 36% of total revenues, respectively, and $12.0 million in each of the nine month periods ended June 30, 1997 and 1996, or 35% of total revenues, for each nine month period. The Company will receive a total of $4.0 million per quarter in license fees from Microsoft and IBM through the December 1997 quarter and will receive $1.3 million in the March 1998 quarter, after which the licenses will be fully paid up and the license fees will end. On an after tax basis, the license fees from Microsoft and IBM have been contributing approximately $2.4 million per quarter to net income.

        International sales, which are included in the above sales, are comprised primarily of software products and were $1.2 million, or 10% of revenues for the quarter ended June 30, 1997 compared to $0.8 million, or 7% of revenues in the quarter ended June 30, 1996, and $3.7 million, or 11% of revenues for the nine months ended June 30, 1997 compared to $3.2 million, or 9% of revenues in the comparable period of fiscal 1996. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

        Cost of Revenues and Gross Margin. Cost of revenues consists primarily of Hi/fn's proprietary design semiconductors which are manufactured by third party foundries for resale by Hi/fn, and the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins increased to 86% for the quarter ended June 30, 1997 from 83% in the quarter ended June 30, 1996 primarily due to the higher percentage of high margin semiconductor sales. Gross margins increased to 88% for the nine months ended June 30, 1997 from 86% in the comparable period of fiscal 1996 primarily due to the higher percentage of software sales and royalties which have no associated cost of sales.

        Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $3.0 million and $2.1 million for the quarters ended June 30, 1997 and 1996, respectively, and $8.2 million and $5.8 million for the nine months then ended, respectively. The increase in product development costs for the quarter and nine months ended June 30, 1997 over the comparable periods of fiscal 1996 was due primarily to increased developmental activity associated with an NT version for the Replica product line, and increased developmental activity for semiconductor products. Additionally, spending on the ReachOut product line was higher during the nine months ended June 30, 1997 than in the comparable period of the prior fiscal year due to increased spending on the NT version. The Company expects to continue to invest in the development of products for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

        Purchased research and development for the nine months ended June 30, 1996 includes $12.2 million recognized in connection with the October 1995 acquisition of California Software, Inc. and the related investment in DynaNet, Inc.

        Sales and Marketing Expense. Selling and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $4.7 million and $3.4 million for the quarters ended June 30, 1997 and 1996, respectively, and $12.6 million and $9.4 million for the nine months then ended, respectively. The increase in marketing and sales expense for the quarter and nine months ended June 30, 1997 over the comparable periods of fiscal 1996 was the result of the addition of personnel and program costs intended to create end user demand for the Company's products.

In July 1997, the Company reduced its sales and marketing personnel and, as a result, expects its sales and marketing expenses to decrease in the September 1997 quarter. The Company expects to incur a related reorganization charge of $0.75 million in the September 1997 quarter.

        General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $1.4 million and $1.0 million for the quarters ended June 30, 1997 and 1996, respectively, and $3.9 million and $3.2 million for the nine month periods then ended, respectively. The increase in the current period's general and administrative expenses over expenses incurred in the comparable period of the prior fiscal year is primarily due to the addition of management personnel and to the costs of outside consulting services which will continue through the September 1997 quarter.

        Interest Income. Interest income was $0.6 million for the quarter ended June 30, 1997, and $0.5 million for the quarter ended June 30, 1996, and $1.8 million and $1.6 million for the nine months then ended, respectively. The increase in interest income for the quarter and nine months ended June 30, 1997 over the comparable periods of fiscal 1996 is due primarily to higher average investment balances.

        Income Taxes. The effective income tax rate was 29% and 39% for the quarters ended June 30, 1997 and 1996, respectively. The effective income tax rate for the nine month periods then ended was 34% and 38%, respectively, before the charge in the December 1995 quarter for purchased research and development stemming from the acquisition of California Software, Inc. and related investment in DynaNet. Changes in effective tax rates are impacted by the proportion of earnings from interest income and foreign operations and the different statutory tax rates associated with them. Consistent with statutory guidelines, no tax benefit was recognized in the December 1995 quarter on the purchased research and development charged to operations related to the acquisition of California Software, Inc. and related investment in DynaNet due to the tax attributes of the underlying acquisition.

        Quarterly Trends, Channel Inventories, New Product Introductions. The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the retail and distribution channels satisfies near-term retail demand, the Company's operating results for that quarter could be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products. In addition, new products typically have a lengthy evaluation period before any purchase is made.

        Hi/fn's customers order semiconductor products to meet production schedules based on forecasts of demand for their products. Additionally, OEMs contract with third party manufacturers to build their products in large lot sizes to achieve manufacturing efficiencies. As a result of these practices, OEM semiconductor and finished product inventories can vary significantly depending on actual sales, the continuation of sales trends, and the timing of contractor manufacturing cycles, with the result that demand for the Company's semiconductor products may have cyclical increases and decreases.

        Seasonality. The software industry has experienced some seasonal variations in demand, with sales activity declining somewhat in the summer months. The Company believes that its software sales are subject to similar seasonal variations which, when combined with the other factors described above, may result in fluctuations in the Company's quarterly results. As a result, historical quarter-to-quarter comparisons should not be relied upon as indicative of future performance.

        Operating Systems. Stac's ReachOut and Replica products currently operate on a limited number of personal computer and network operating systems. ReachOut supports Microsoft Windows NT, Windows 95, Windows 3.x and DOS. Replica supports Windows NT and Novell NetWare servers. Replica customers may require support of the Unix operating system, which the Company does not currently provide. In addition, future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

        Competition and Risks Associated with New Product Introductions. The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

        The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere and Traveling Software, Inc.'s Laplink. ReachOut also competes against remote access products from companies such as Citrix, Inc. and Shiva Corporation. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers. The Company believes that the growth of the remote control market has decreased from prior years' growth rate and will have a negative effect on the Company's ability to increase its remote control revenues.

        The Company began shipping Replica back-up and disaster recovery software for Novell NetWare during the second quarter of fiscal 1996 and Replica for Windows NT in April 1997. Replica competes with well established back-up products from Cheyenne Software, Inc., recently purchased by Computer Associates, Inc., and Seagate Software, Inc. (owned by Seagate Technologies, Inc.), Legato Systems, Inc. and Veritas Software Corporation, all of which have established channels of distribution and installed customer bases. Resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, Replica is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

        The Company's license agreement with IBM Corporation grants IBM the right to implement, but not sublicense, the Company's patented data compression technology in IBM hardware and software products. Also, microprocessor and chip set suppliers, customers and others could seek to expand their product offerings by designing and selling products using competitive data compression, or could rely on software implementations of data compression and data encryption, or use other technologies, any of which could render obsolete or adversely affect sales of Hi/fn's semiconductor and software products.

        Stock Price Volatility. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls could be caused by shortfalls in revenues, timing of the receipt of technology license fees, and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and marketable securities increased by $3.7 million to $69.1 million at June 30, 1997 from that at September 30, 1996. The increase was primarily attributable to cash generated from operations. Working capital increased by $4.1 million to $72.6 million at June 30, 1997 from that at September 30, 1996.

        During the December 1995 quarter the Company paid $0.2 million in dividends on its Series A Preferred Stock. The obligation to pay the preferred dividend terminated when the preferred stock was converted to common stock in November 1995.

        On August 13, 1997, the Company announced a tender offer for up to 6.0 million shares of its common stock at prices to be determined by shareholders in the range of $5.00 to $6.00 per share. If the maximum number of shares is tendered at the maximum price in the range, the Company will expend $36.0 million plus expenses to satisfy the offer. The tender offer replaces the $20.0 million share repurchase program approved by the Company's Board of Directors in June 1997.

        The Company believes that, notwithstanding the completion of the above tender offer, existing cash balances and funds provided by operations will be sufficient to finance its working capital requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11.01 - Computation of Earnings Per Share

         (b)  Reports on Form 8-K

              None


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.





                                                     Stac, Inc.
                                        ----------------------------------------



Date:  August 13, 1997
                                                   John R. Witzel
                                        ----------------------------------------
                                                   John R. Witzel
                                             Vice President of Finance and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number        Exhibit Title                                      Page
------        -------------                                      ----
11.01         Computation of Earnings
              Per Share                                           16

27            Financial Data Schedule