Form 10-Q/A
period 1997-06-30
STAC INC /DE/
filed 1997-08-18
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q/A

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

Common Stock, par value $.001 per share                        30,807,088 shares
the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, Replica is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

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


        On August 13, 1997, the Company announced a tender offer for up to 6.0 million shares of its common stock at prices to be determined by shareholders in the range of $4.75 to $5.50 per share. If the maximum number of shares is tendered at the maximum price in the range, the Company will expend $33.0 million plus expenses to satisfy the offer. The tender offer replaces the $20.0 million share repurchase program approved by the Company's Board of Directors in June 1997.


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





                                                     Stac, Inc.
                                        ----------------------------------------



Date:  August 18, 1997
                                                   John R. Witzel
                                        ----------------------------------------
                                                   John R. Witzel
                                             Vice President of Finance and
                                                Chief Financial Officer