Form 10-K
period 1997-09-30
STAC INC /DE/
filed 1997-12-24
CIK 885073

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File No. 0-20095


                                   Stac, Inc.
             (Exact Name of registrant as specified in its charter)


                Delaware                                    95-3825313
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


       12636 High Bluff Drive, 4th Floor, San Diego, California 92130-2093
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (619) 794-4300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 19, 1997 was $89,737,000.*

The number of shares outstanding of the Registrant's Common Stock was 26,159,114 as of December 19, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1998 Annual Meeting of Shareholders to be held on March 10, 1998 (the "1998 Annual Meeting") is incorporated herein by reference into Part III of this Report.

Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-46389), as amended, the Registrant's Annual Report on Form 10-K for the fiscal years ended September 30, 1993, 1994, 1995 and 1996, Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, as amended, and Current Reports on Form 8-K filed on November 8, 1994 and October 16, 1995, as amended, are incorporated herein by reference into Part IV of this Report.

---------------

* Excludes the Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding at December 19, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                     PART I


ITEM 1.  BUSINESS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels and customer demand for the products incorporating Hi/fn semiconductors, customer concentration, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends and Channel Inventories," "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions" and "Stock Price Volatility") and in the Company's Forms 10-Q.

     Stac, Inc. ("Stac" or the "Company") designs, develops, markets and supports high-performance, easy to deploy, distributed business systems recovery software solutions for enterprise customers which implement the Company's lossless data compression technologies. In addition, through its majority owned OEM networking products subsidiary Hi/fn, Inc. ("Hi/fn"), the Company designs, develops and markets semiconductor and software solutions to improve the efficiency, security and manageability of networks and to enhance the storage capacity of high-capacity/high-speed storage devices. Stac also supports a remote access software suite, which is managed as a mature business unit. The Company intends to focus its development and marketing resources on the business segments it believes have the highest growth potential, and to continually evaluate its strategic objectives with respect to its remote access software business. Stac's products are sold through a variety of domestic and international channels.

     Stac's storage systems recovery software business is comprised of Replica, a high-performance, easy-to-deploy, distributed business systems recovery software product, which enables fast PC server replication and disaster recovery. Replica for NetWare was introduced in February 1996, and Replica for NT was made available in April 1997. The Company intends to focus on the development of relationships with key system integration partners and is investing significant amounts of its product development, marketing and sales resources in Replica and extensions to Replica.

     The Company also develops and markets remote communications software which is comprised of ReachOut Remote Control software ("ReachOut"), a remote access software suite which allows users to access a remote PC using another PC through the Internet, or over ISDN lines, modems or networks. ReachOut works with Microsoft Corporation's Windows NT, Windows 95, Windows 3.x and DOS operating systems.

     Hi/fn is focused on improving the efficiency, security and manageability of networks by providing solutions in software and silicon to packet processing bottlenecks. Hi/fn implements lossless data compression in software libraries and semiconductors, which are marketed and sold to manufacturers of routers, firewalls, remote access servers, ISDN connectivity products, storage systems and printers. Currently, the majority of Hi/fn's sales are to a single storage system OEM. Hi/fn has also implemented data encryption standards in software and semiconductors for use with data compression to provide high-performance, efficient and secure data transmission capabilities for its customers' products. Hi/fn's products are sold worldwide to OEMs both directly and through manufacturers' representatives.

     Hi/fn has licensed its data compression software to companies such as Microsoft, Cisco Systems Inc., Netscape Communications Corporation, Ascend Communications Inc., 3Com Corporation, and Bay Networks Inc., all of which play significant roles in the development and marketing of Internet and virtual private network products. Virtual private networks enable businesses to reduce their data communications costs by using the public networks, such as the Internet, as an alternative to private leased data communication links. In addition, Hi/fn, Digital Equipment Corporation, and Cisco have co-authored a proposal to the Internet Engineering Task Force (the "IETF") for the implementation of lossless data compression in the IP Security ("IPSec") protocol. The IPSec is intended for implementation in a wide variety of networking equipment and will facilitate the deployment of virtual private networks. However, there can be no assurance that these proposals will ultimately be adopted by the IETF, or that alternatives using other data compression technology will not be proposed and adopted.

     Stac has received royalties from Microsoft and IBM Corporation for licenses of its data compression technology since fiscal 1994. The Company expects to receive $4.0 million in royalties in the December 1997 quarter and $1.1 million in the March 1998 quarter, after which the license agreements will be fully paid-up. On an after tax basis, the license fees from Microsoft and IBM have contributed approximately $2.4 million per quarter to net income.

     The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this annual report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

BACKGROUND

STORAGE MANAGEMENT SOFTWARE

     Disaster Recovery and Data Protection

     The network server market has grown rapidly as more information is being shared and processed across networks. Also, the storage capacity of hard disk drives installed on servers and on workstations has grown dramatically. With network servers providing shared access to mission critical information twenty-four hours a day seven days a week, the need for fast, reliable data backup and disaster recovery has become acute. Traditionally servers have been backed up a file at a time. If a lost or deleted file needed to be recovered, specialized software would have to be run by a network systems administrator. If a server was lost and the files destroyed, a new server would have to be formatted and the network operating system reinstalled before going to tapes to try to recover the data. The result has been costly server down time.

     Stac began shipping Replica for NetWare in February 1996 and Replica for Windows NT in April 1997. Replica was developed by Stac based on core data protection and disaster recovery technology purchased from Crossware Development Corporation and Rememory, Inc. in 1995. Unlike traditional file-by-file backup technologies, Replica uses Stac's Object Replication Technology to replicate entire servers or volumes. Replication allows live servers to be backed up and is dramatically faster than file-by-file software because Replica does not have to open and close each file as it replicates. A replicated volume can be mounted directly as a volume so that downtime due to a server crash can be minimized. Unlike disaster recovery routines provided by file-by-file software, Replica creates a complete server copy and can restore a server without having to reinstall networking software or rebuild disk partitions.


     Other Storage Management Products

     The Company discontinued marketing and sales of its Stacker disk compression products in September 1997. Stacker products provided the majority of Stac's software revenues for fiscal years 1991 though 1994. Data compression utilities provided with Windows NT, Windows 95, MS-DOS and PC-DOS under patent or software licenses from Stac and the rapidly declining cost per megabyte of hard disk storage have provided customers with the choice of inexpensively upgrading their hard disk drives or using compression utilities that are included with the operating systems sold with most personal computers.

COMMUNICATIONS SOLUTIONS SOFTWARE

     The Company purchased ReachOut Remote Control software in October 1994 and has internally developed releases of ReachOut for Microsoft's Windows 3.x, Windows 95 and Windows NT operating systems. The remote access market has developed due to the following trends: i) the need for users to access from outside the office the programs and data on their work computer; ii) the need to transfer files from a remote computer to another; iii) the growth in remote technical support via modem; and iv) the growth in office PC networks and the need for users to access them remotely.

     ReachOut provides a complete remote access solution comprised of remote control, remote node and file transfer. ReachOut 7.0 supports PCs using Windows NT, Windows 95, Windows 3.x and DOS. ReachOut remote control effectively allows one PC to take control of another PC by using a connection made over a modem, an ISDN line, the Internet or an internal network. The remote PC, or host, is operated by the user from another PC, the viewer. The host accesses files and runs programs using keystrokes and mouse directions sent by the user from the viewer PC. The viewer PC displays what is on the host PC's screen and thus gives the user a way to remotely operate the host PC and see the results of the work. ReachOut includes a remote access client that allows users to log into a computer network as a remote node. ReachOut also provides a file transfer utility that performs fast file transfer from one PC to another and allows a user to efficiently update a file by transmitting only the changes that have been made since the last time the file was transferred.


HI/FN

     As the need to communicate among and within organizations has increased, the need for efficient and secure network communications equipment has also grown. At the same time, Hi/fn's business has evolved from supplying a range of semiconductors and software libraries to backup tape drive OEMs, to supplying a range of data compression and data encryption semiconductors and software libraries to network communications OEMs.

     Hi/fn's current semiconductor and software libraries are based on implementations of Hi/fn's data compression patents in Hi/fn LZS and Microsoft MPPC lossless data compression technology. These data compression implementations rapidly, efficiently and transparently compress and decompress all types of data found on personal computers or transmitted over communications systems. The amount of compression varies depending on the inherent redundancy of the data in the files being compressed, with text, spreadsheet, graphics and database files achieving higher compression ratios than executable files. Hi/fn has also developed proprietary semiconductor architectures that enable its semiconductor-based products to achieve faster processing throughputs than those achievable through software alone.

     Hi/fn's family of semiconductors and software libraries are sold to OEMs for use in network routers, remote access concentrators, ISDN and frame relay products, high speed tape drives, printers and other applications. Hi/fn's LZS and MPPC compression technology have become de facto standards for internetwork communications. Microsoft's Windows 95 and Windows NT operating system products use Hi/fn's compression technology in their network communications functions.

STRATEGY

STORAGE MANAGEMENT AND COMMUNICATIONS SOFTWARE

     Stac's strategy with respect to its storage management and communications software groups is to provide software solutions for information systems managers of large enterprises to help them better manage and use their personal computer storage and communications investments through the use of intranet and Internet enabled disaster recovery, communications and security capabilities. The Company is partnering with other software developers, systems integrators and resellers to provide complete data storage and management solutions for enterprises.

     In March 1995 Stac acquired Novell NetWare server disaster recovery and data protection technology from Crossware Development and Rememory. The Company has since made substantial investments in further development of those technologies and has added features together with new, innovative technology. The result of those development efforts has been Replica for Windows NT and Replica for NetWare. Replica introduces Stac's Object Replication Technology as a replacement for file-by-file backup software solutions that do not provide fast, effective disaster recovery.

     In October 1994, Stac purchased ReachOut Remote Control software from Ocean Isle Software. Following the acquisition of ReachOut, the Company has introduced new versions of ReachOut, creating a complete remote access software product. ReachOut now offers high performance remote control, rapid file transfer and remote node access to networks for Windows NT, Windows 95, Windows 3.x and DOS. ReachOut was named Editors' Choice by PC Magazine in each of 1995 and 1996 and has won a number of other awards and recognition. In October 1995 the Company acquired Internet software and development capability through the purchase of California Software. The Company's acquisition of California Software has provided the Company with core technology and development resources to integrate Internet functionality into its ReachOut and Replica products as well as providing access to skilled development personnel.


HI/FN

     The mission of Hi/fn, Stac's networking products subsidiary, is to offer a range of products which incorporate the Company's LZS and Microsoft's MPPC data compression implementations together with industry standard data encryption to address its customers' security, bandwidth and capacity needs. Today Hi/fn provides LZS and MPPC data compression implementations in a range of software and semiconductor products that meet a variety of customer performance needs. LZS and MPPC data compression have addressed a key issue for today's computer users: data communications bandwidth. Efficient exchange of electronic data is vital to the growing ranks of users linked across networks, over telecommunications channels and via wireless communications systems. LZS and MPPC data compression significantly streamline this process. By transmitting data in compressed form, the effective rate of transmission is accelerated, the expense of data exchanges is cut by half or more, and the volume of traffic that can be carried over communications channels is doubled or more. LZS implementations are also used in Quantum Corporation's high-speed/high-capacity DLT tape drives and by printer OEMs, such as Tektronix, to reduce the cost of memory in their products.

     Hi/fn is addressing the security needs of its communications equipment customers brought on by the rapid adoption of the Internet as an integrated part of an enterprise's network infrastructure. Hi/fn has implemented data encryption standards in software and semiconductors. By combining data encryption with LZS and MPPC data compression, Hi/fn provides communications equipment OEMs with software and semiconductor products which not only increase bandwidth through compression, but also offer security through the more efficient encryption of compressed data.

PRODUCTS

     The Company currently licenses its storage management and communications software solutions to enterprises and OEMs. Hi/fn licenses software libraries and sells semiconductor products to equipment and software OEMs. Software solution sales consist of the ReachOut and Replica products, while products sold to Hi/fn's customers consist of semiconductors and LZS and MUM software libraries.


REPLICA

     Replica is a backup and disaster recovery software product currently being sold as version 3.0 for Windows NT and for Novell NetWare servers. Replica uses Stac's Object Replication Technology to quickly replicate entire servers or volumes and to provide easy access to backed up files plus fast, dependable disaster recovery.

    The following table lists each of the principal products in the Replica family and their current pricing.

                                                                               DATE OF
        PRODUCT                  DESCRIPTION            SUGGESTED PRICE     FIRST SHIPMENT
        -------                  -----------            ---------------     --------------
Replica for Windows NT,   Secure disaster recovery            $624          April 1997
single server edition.    and volume backup software
                          for Windows NT servers.

Replica for Windows NT,   Secure disaster recovery,          $1,995         December 1997
intranetwork edition.     volume backup, and central
                          management software for
                          Windows NT servers.

Replica for NetWare,      Secure disaster recovery            $624          February 1996
single server edition.    and volume backup software
                          for Novell NetWare servers.

Replica for NetWare,      Secure disaster recovery,          $1,995         March 1996
intranetwork edition.     volume backup and central
                          management software for
                          Novell NetWare servers.

     ReachOut is a communications software program that allows one PC to remotely control another PC by replicating the visual display and controlling the keyboard and mouse. Using ReachOut and a modem, ISDN line or the Internet, you can use your keyboard and mouse to operate a distant PC, synchronize it with your local PC, transfer files or establish a remote node connection. Using ReachOut over a network connection, you can control or monitor another PC on the same Local Area Network (LAN) or Wide-Area Network (WAN).

     ReachOut gives users, support personnel and administrators new tools with which to do their jobs better. For example: i) telecommuters may access and operate their desktop PC from home or while traveling for business; ii) manufacturers' product support personnel can dial into a computer and diagnose software or hardware problems without the expense and inconvenience of a product return or an on-site visit by a technician; iii) corporate helpdesk personnel can use ReachOut to instantly connect to any workstation on their internal network to support Windows and DOS applications; iv) product demonstration computers can be operated remotely to give demonstrations of software products without having to load and configure each computer with the application that is being demonstrated; v) files can be quickly and easily transferred from a distant computer over a modem connection; or vi) using a ReachOut gateway, any workstation on your corporate LAN or WAN can be accessed.


     The following table lists each of the principal products in the ReachOut family and their current pricing:

                                                                                       DATE OF
        PRODUCT                      DESCRIPTION               SUGGESTED PRICE     FIRST SHIPMENT
        -------                      -----------               ---------------     --------------
ReachOut modem/network       Remote access software for              $189          September 1991
with host and viewer.        Windows NT, Windows 95,
                             Windows 3.x and DOS-based
                             computers.

ReachOut  modem/network      Remote access software for              $118          September 1991
with host or viewer.         Windows NT, Windows 95,
                             Windows 3.x and DOS-based
                             computers.

ReachOut modem/network       Same as above, but available           Various        N/A
version with host and/or     in multiple licenses.
viewer.

     ReachOut modem and network version, currently sold as release 7.0, is a communications software program that allows a user to connect to a PC by modem or ISDN, through the Internet or over a network to access another PC in order to remotely control that computer, transfer files between computers, synchronize computers, or establish a remote node connection. The software is sold with both the host and viewer software in one package for users who need a one-to-one remote connection. The host only software is sold for applications such as for manufacturers whose technical support personnel need to view many hosts from their support location. The viewer only software is for users such as sales persons giving demonstrations who need to view one host from many remote locations.


HI/FN PRODUCTS

     Hi/fn technology is available in both software and semiconductors. Hi/fn supplies OEMs with data compression coprocessors and software libraries for applications in routers, remote access concentrators, ISDN and frame relay products and for peripheral devices such as back-up storage devices and printers. Hi/fn products accounted for 30% and 28% of revenues in fiscal 1997 and 1996 respectively.

     The following table lists each of the principal products that Hi/fn sells to OEMs:

                                                                DATE OF
   PRODUCT                  DESCRIPTION                      FIRST SHIPMENT
   -------                  -----------                      --------------
      7711    Data compression, encryption and               October 1997
              authentication coprocessor for use on
              communications devices.

      9610    Very high-speed data compression coprocessor   May 1997
              for use with high speed tape storage
              devices, printers and  T3 communications
              links.

      9710    Data compression coprocessor for  high speed   September 1996
              applications.  Provides LZS multi-history
              support.

      9711    Data compression coprocessor for  high speed   February 1997
              applications.  Provides LZS and/or MPPC
              multi-history
              support.

      9732    Very high speed data compression for storage   June 1994
              and
              printer applications.

   MUM 1.0    Application program interface for developing   June 1997
              networking security software that is
              compatible with data compression and data
              encryption internetworking and security
              standards.


    LZS221    Compression software libraries licensed        November 1988
              for November 1988 operation with various
              microprocessors.

      MPPC    Compression software libraries licensed        July 1996
              for July 1996 operation with various
              microprocessors.


     The 7711 coprocessor is the network communication industry's first single-chip compression/encryption coprocessor. This on-chip integration has two main advantages. First, it guarantees that processing takes place in the proper order-compression first, encryption second. Second, the single-chip approach makes more efficient use of the system bus, and improves performance under peak traffic conditions. The 7711 implements LZS and MPPC data compression, DES, Triple-DES and RC4 data encryption, and SHA and MD5 authentication in compliance with IPSec, SSL/TLS, PPP, PPTP and L2TP networking protocols. The 7711, which implements multi-history support, encodes at 8 megabytes per second and decodes at 12 megabytes per second, sufficient for 4 to 8 full-duplex T1 or E1 lines, depending upon the compression ratio.

     The 9610 data compression coprocessor implements LZS data compression and is used for very high-speed applications such as tape storage devices, printers and T3 communications links. The 9610 allows compression and decompression rates of 50 megabytes per second.

     The 9710 data compression coprocessor is used in communications products. The 9710 is the first of Hi/fn's newest generation of communications-oriented compression products. It may be configured for 16-bit or 32-bit data transfers, and compresses data at approximately 8 megabytes per second and decompresses data at approximately 15 megabytes per second. The 9710 implements LZS multi-history support. The 9711 data compression coprocessor has the same performance characteristics as the 9710, but also implements MPPC multi- history support.

     The 9732 data compression coprocessor is used in printers and peripheral storage products. The 9732 allows compression rates of 12 megabytes per second and decompression rates of 16 megabytes per second and has on-chip RAM for a single-chip Hi/fn LZS solution.

     MUM 1.0 provides a processor independent software implementation of industry standard DES and Triple DES data encryption, HMAC-SHA, HMAC-MD5 keyed hash functions, and LZS and MPPC compression for Internet, intranet and client-server networks. The MUM 1.0 API may also be accelerated with a Hi/fn hardware coprocessor.

     The LZS221 family is the Company's software implementation of its LZS data compression technology in C source code and in optimized assembly for OEM applications based on Intel's 80x86 and i960 processors as well as Motorola's 680x0 processors. MPPC software is licensed from Microsoft Corporation and implements in C source code the Company's compression technology for use with Microsoft's Windows NT operating system.

     The Company currently grants annual, renewable licenses for both the LZS and MPPC software to software developers and equipment OEMs. Pricing for the licenses is based on volume and related revenue from an OEM's licensed application.


RESEARCH AND DEVELOPMENT

     The market for the Company's products is characterized by rapid technological change, requiring continuous investment to develop and bring to market new products. The Company believes that significant factors in its future success will be its ability to identify and respond to customer needs, to enhance its existing products, to introduce new products on a timely and cost-effective basis, to extend its core technology into new platforms and applications, and to anticipate and respond to emerging standards and other technological changes.

     The Company intends to continue to develop both its software products and semiconductor products as market conditions warrant and to invest in the development of new products. Foreign language versions of products will be developed as market conditions warrant. The Company has developed fully translated German and Japanese versions of its ReachOut and Replica software products for sale in foreign markets and intends to work with partners in other countries to produce other language translations as market conditions warrant.

     The Company's research and development is conducted primarily by its internal product development staff and through contractors. Research and development expenses were $11.6 million in 1997 and $8.4 million in 1996, which represented 24% and 18% of revenues in those periods, respectively.

MARKETING AND SALES

     The Company markets and sells its storage management and communications software products domestically through: i) its internal direct sales and marketing staffs which, directly and together with partners, corporate resellers, value added resellers and systems integrators, sell to corporations, government entities and other enterprises and ii) distributors that sell primarily to software resellers. The Company's domestic distributors resell the Company's products in North America on a nonexclusive basis pursuant to distribution agreements that have one-year terms with automatic one-year renewal periods. The Company retains ownership of its proprietary rights associated with its products and agrees to indemnify the distributor for third-party claims of proprietary rights infringement to the extent such claims are brought against the distributor.

     The Company's current software return policy allows its distributors to return any new, unused product in the distributor's inventory within a contractually defined period of up to 180 days from the notice of discontinuance of any product, or of any new version of a product, for a credit against balancing orders for other products of the Company. In addition, distributors may participate quarterly in a stock balancing program which, subject to certain limitations, allows them to return purchased products within the second month of each calendar quarter for credit towards future purchases or a cash refund. The Company believes that this stock balancing provision is customary in the industry and should not materially increase risks associated with the relationship. End users may return defective products pursuant to policies established by their dealer or directly to the Company within ninety days of purchase. The Company reviews its allowances for returns and distributor inventory levels on a monthly basis and believes its allowances for returns are adequate. However, due to uncertainty regarding end user demand and competitive product introductions, there can be no assurance that actual returns in excess of recorded allowances will not occur and result in a material adverse effect on the Company's business, operating results or financial condition.

     The Company sells its ReachOut and Replica products internationally through a number of distributors in Europe and the Pacific Rim. The European distributors are managed by sales personnel located in Stac's sales office in the United Kingdom ("Stac UK"). Distributors in the Pacific Rim are managed by sales personnel at the Company's headquarters in California. International sales accounted for revenues of $5.1 million and $4.8 million in each of fiscal 1997 and 1996, respectively. Technical support for Stac products sold in foreign markets is provided by Stac UK, Stac or through contracts with third parties. The Company's international operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, currency exchange rates, tariffs and taxes, export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, and political and economic instability.

     In addition to the above channels used for marketing and selling the Company's software products, the Company licenses its software products to software and hardware OEMs for incorporation into their own products.

     Hi/fn sells its semiconductor products and software libraries directly to OEMs and also utilizes a domestic network of independent manufacturer's representatives who are compensated on a commission basis to introduce Hi/fn's products to OEMs and provide local sales support for existing OEM customers. These manufacturer's representatives are managed and supported by Hi/fn's internal sales and support staff. Hi/fn selects its representatives on the basis of their reputation, industry knowledge and the product lines they represent. Hi/fn also sells its semiconductor products in Japan and Hong Kong through industrial distributors and directly elsewhere.


COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS

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

     The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere and Traveling Software, Inc.'s Laplink. ReachOut also competes against remote access products from companies such as Citrix, Inc. and Shiva Corporation. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers. The Company believes that the growth of the remote control market has decreased from the prior years' growth rate and will have a negative effect on the Company's ability to increase its remote control revenues.

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


MANUFACTURING AND BACKLOG

     Hi/fn's semiconductor products are manufactured by third-party semiconductor manufacturers. In the past, most recently during fiscal 1995, the lead times required by Hi/fn's manufacturers have increased due to growing world-wide demand for semiconductor products. In addition, future worldwide semiconductor capacity may not always be able to service demand. Lead times from Hi/fn's manufacturers are currently from ten to fourteen weeks, but have been as high as twenty weeks during times of capacity shortages. Hi/fn has instituted programs to have its principal semiconductor products manufactured by two different manufacturers where feasible. However, if Hi/fn has difficulty procuring sufficient quantities of its semiconductor products to meet customer demands, resulting shortages could have a material adverse affect on the Company's financial results.

     Hi/fn quotes lead times for its semiconductor products of twelve weeks from receipt of order and generally ships semiconductor products within one week of the quoted lead times. Hi/fn has a backlog of approximately three to five months of semiconductor sales, representing order lead times. Backlog for semiconductor products is subject to rescheduling and cancellation by customers and is not necessarily indicative of future demand for semiconductor products.

     The majority of the Company's software products are manufactured in accordance with the Company's specifications by third parties that specialize in the duplication and assembly of software products. The principal materials and components used in the Company's software products include diskettes and CD's, used for distribution of the software code, and user manuals. The software manufacturing process involves the duplication of media, the printing of user manuals, assembly of components, and final packaging. The Company believes there is an adequate supply of and source for the raw materials used in its software products and that multiple sources are available for media duplication, manual printing and final packaging.

     The Company generally ships software products within ten days after the receipt of an order, although rapid increases in demand as the result of the release of a new product or a product upgrade could cause shipping delays. Generally, the Company has relatively little, if any, backlog of orders for its software products at any given time and does not consider backlog to be a measure of sales for any future period.

PATENTS, TRADEMARKS AND PRODUCT PROTECTION

     The Company attempts to protect its products with a combination of trade secret, patent, copyright, maskwork and trademark laws and with license agreements. The Company or its subsidiaries own ten issued United States patents relating to data compression, which expire from 2006 to 2013. One or more of the patents are employed in the Company's data compression coprocessors and ReachOut, and LZS221 and MPPC software products. The company also owns one patent relating to data compression in each of the United Kingdom, Germany and Belgium and has other patents pending.

     The status of patents covering technology is highly uncertain, involving complex legal and factual questions. There can be no assurance that patent applications filed by the Company will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around or that the Company's competitors will not independently develop non-infringing technologies or products that are equivalent or superior in function or performance. If patents held by competitors or others are upheld by the courts and found to be infringed by Stac's products, the holders of such patents might be in a position to require the Company to stop manufacturing, using or selling the infringing products and to pay up to three times damages to the holders of the infringed patents. There can be no assurance that any licenses that might be required for the Company's products would be available on reasonable terms, if at all.

     The Company generally licenses its software products to end user customers by use of a "shrink-wrap" license (a "shrink-wrap" license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the end user can use the product). The terms of this license agreement determine how the software may be used and generally limit the user to use of the software on a single computer and to make a back-up copy and prohibit the end user from providing the product or copies to multiple users. Shrink-wrap licenses are unenforceable under the laws of certain jurisdictions. Judicial enforcement of copyright laws is also uncertain. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. There can be no assurance that misappropriation will not occur.

     The Company's trademark rights include rights associated with its use of its trademarks and rights obtained by registrations of its trademarks. The Company has obtained United States trademark registrations for certain trademarks, and has applied for or obtained registration in various international jurisdictions. The Company's rights to register and use its trademarks do not ensure that the Company has superior rights to others that may have registered or used identical or related trademarks on related goods or services, nor that such registrations or uses will not be used to attempt to foreclose use of a particular trademark by the Company.

     Because the personal computer industry is characterized by rapid technological change, the policing of the unauthorized use of personal computer software is a difficult task and software piracy is expected to continue to be a persistent problem for the packaged software industry. Despite steps taken by Stac to protect its software products, third parties may still make unauthorized copies of Stac's products for their own use or for sale to others. The Company believes that the knowledge, abilities and experience of its employees, its timely product enhancements and upgrades and the availability and quality of its support services provided to users are more significant factors in influencing end users to buy its products than are patent, trade secret and copyright protection laws.


EMPLOYEES

     As of November 30, 1997, Stac employed approximately 170 full-time employees, of whom approximately 85 were employed in research and development, 55 in sales, marketing and customer support and 30 in operations and administration. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. Stac has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.


ITEM 2.  PROPERTIES

     The Company's principal domestic administrative, marketing, sales and product development activities are located in approximately 46,000 square feet of leased facilities in San Diego, California. The space is occupied under lease agreements that expire in March 2000. The Company has options to renew the leases for an additional five year period on terms specified in the current lease agreements. The Company leases approximately 1,600 square feet of warehouse space in Carlsbad, California on a quarter-to-quarter basis and approximately 2,000 square feet of office space in San Jose, California. The Company's subsidiary in the United Kingdom leases 2,600 square feet of office space near London under a ten year lease cancelable by either party after November 1998. See Note 8 of Notes to Financial Statements for information regarding the Company's obligations under its facilities leases.


ITEM 3.  LEGAL PROCEEDINGS

     In July 1992, separate shareholder class action complaints were filed in the United States District Court for the Southern District of California, alleging substantially identical violations of the federal securities laws against the Company and certain of its Directors for allegedly misstating and omitting material facts required to be stated in the Company's May 7, 1992 prospectus and in subsequent public announcements in order to artificially inflate the price of the Company's stock. Each suit was purportedly brought on behalf of all persons who purchased the Company's common stock during the period May 7, 1992 through July 9, 1992, inclusive. Each suit sought compensatory damages in unspecified amounts and other relief. A motion to consolidate the two actions was granted and a consolidated complaint filed. A motion to dismiss the complaint was granted on September 20, 1993 with leave to amend the complaint. On November 18, 1993, plaintiffs amended the complaint and named additional Directors and

Officers of the Company as defendants. The amended complaint alleged substantially the same violations as the complaint first filed in July 1992.

     In July 1994 the San Diego Federal District Court dismissed the action, with prejudice. The plaintiffs' appeals of the District Court's decision were denied by the Ninth Circuit Court of Appeals and the District Court's decision affirmed and entered. The United States Supreme Court declined to review the Appellate Court's decision with the result that the suit has been dismissed.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock of Stac is traded on the Nasdaq National Market ("NNM") under the symbol "STAC." The following table sets forth the range of high and low sales prices on the NNM for the Common Stock for the periods indicated and since January 1, 1995. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                     Common Stock Prices
                                                    High              Low
                                                   ------           -------
Calendar Year 1995:
  First Quarter                                    $ 6.38           $ 4.88
  Second Quarter                                   $ 8.13           $ 5.38
  Third Quarter                                    $10.25           $ 7.25
  Fourth Quarter                                   $15.13           $ 6.75

Calendar Year 1996:
  First Quarter                                    $14.50           $ 8.75
  Second Quarter                                   $13.88           $ 9.88
  Third Quarter                                    $11.25           $ 6.88
  Fourth Quarter                                   $ 8.63           $ 6.38

Calendar Year 1997:
  First Quarter                                    $ 7.13           $ 4.75
  Second Quarter                                   $ 5.13           $ 3.38
  Third Quarter                                    $ 5.31           $ 3.19
  Fourth Quarter (through December 19, 1997)       $ 7.38           $ 4.75



     The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 452 shareholders of record as of December 19, 1997. The Company believes it has in excess of 500 beneficial shareholders. The last sales price for the Company's Common Stock, as reported on the NNM on December 19, 1997, was $4.75.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data, insofar as it relates to each of the fiscal years 1993 through 1997, have been derived from audited financial statements, including the balance sheet at September 30, 1997 and 1996 and the related statements of operations for each of the three years ended September 30, 1997 and notes thereto included herein. This data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto for the corresponding periods.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL YEAR ENDED SEPTEMBER 30,                    1997         1996          1995          1994          1993
                                                 --------     --------      --------      --------      --------
Statement of Operations:
Revenues                                         $ 47,417     $ 46,765      $ 45,804      $ 31,325      $ 36,984
Operating income (loss)                             5,985        2,352        (1,035)         (750)         (234)
Net income (loss)                                   5,660       (1,675)        1,496           333           415
Net income (loss) available for
  common shareholders                               5,660       (1,843)         (102)         (116)          415

Net income (loss) per common share               $   0.18     $  (0.06)     $   0.00      $   0.00      $   0.02
Common shares used to compute per share data       30,926       30,068        25,391        24,643        25,013

Balance Sheet:
Working capital                                  $ 52,107     $ 68,498      $ 65,186      $ 71,800      $ 31,053
Total assets                                       71,924       83,690        80,611        77,952        37,674
Common stock and other
  shareholders' equity                             64,123       78,999        36,395        34,705        33,001


     The Company has never declared or paid any cash dividends on its common stock. The company currently intends to retain remaining future earnings to finance the growth and development of its business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels and customer demand for the products incorporating Hi/fn semiconductors, customer concentration, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends and Channel Inventories," "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions" and "Stock Price Volatility") and in the Company's Forms 10-Q.

     Stac, Inc. ("Stac" or the "Company") designs, develops, markets and supports high-performance, easy to deploy, distributed business systems recovery software solutions for enterprise customers which implement the Company's lossless data compression technologies. In addition, through its majority owned OEM networking products subsidiary Hi/fn, Inc. ("Hi/fn"), the Company designs, develops and markets semiconductor and software solutions to improve the efficiency, security and manageability of networks and to enhance the storage capacity of high-capacity/high-speed storage devices. Stac also supports a remote access software suite, which is managed as a mature business unit. The Company intends to focus its development and marketing resources on the business segments it believes have the highest growth potential, and to continually evaluate its strategic objectives with respect to its remote access software business. Stac's products are sold through a variety of domestic and international channels.

     Stac's storage systems recovery software business is comprised of Replica, a high-performance, easy-to-deploy, distributed business systems recovery software product, which enables fast PC server replication and disaster recovery. Replica for NetWare was introduced in February 1996, and Replica for NT was made available in April 1997. The Company intends to focus on the development of relationships with key system integration partners and is investing significant amounts of its product development, marketing and sales resources in Replica and extensions to Replica.

     The Company also develops and markets remote communications software which is comprised of ReachOut Remote Control software ("ReachOut"), a remote access software suite which allows users to access a remote PC using another PC through the Internet, or over ISDN lines, modems or networks. ReachOut works with Microsoft Corporation's Windows NT, Windows 95, Windows 3.x and DOS operating systems.

     Hi/fn is focused on improving the efficiency, security and manageability of networks by providing solutions in software and silicon to packet processing bottlenecks. Hi/fn implements lossless data compression in software libraries and semiconductors, which are marketed and sold to manufacturers of routers, firewalls, remote access servers, ISDN connectivity products, storage systems and printers. Currently, the majority of Hi/fn's sales are to a single storage system OEM. Hi/fn has also implemented data encryption standards in software and semiconductors for use with data compression to provide high-performance, efficient and secure data transmission capabilities for its customers' products. Hi/fn's products are sold worldwide to OEMs both directly and through manufacturers' representatives.

     Hi/fn has licensed its data compression software to companies such as Microsoft, Cisco Systems Inc., Netscape Communications Corporation, Ascend Communications Inc., 3Com Corporation, and Bay Networks Inc., all of which play significant roles in the development and marketing of Internet and virtual private network products. Virtual private networks enable businesses to reduce their data communications costs by using the public networks, such as the Internet, as an alternative to private leased data communication links. In addition, Hi/fn, Digital Equipment Corporation, and Cisco have co-authored a proposal to the Internet Engineering Task Force (the "IETF") for the implementation of lossless data compression in the IP Security

("IPSec") protocol. The IPSec is intended for implementation in a wide variety of networking equipment and will facilitate the deployment of virtual private networks. However, there can be no assurance that these proposals will ultimately be adopted by the IETF, or that alternatives using other data compression technology will not be proposed and adopted.

     Stac has received royalties from Microsoft and IBM Corporation for licenses of its data compression technology since fiscal 1994. The Company expects to receive $4.0 million in royalties in the December 1997 quarter and $1.1 million in the March 1998 quarter, after which the license agreements will be fully paid-up. On an after tax basis, the license fees from Microsoft and IBM have contributed approximately $2.4 million per quarter to net income.

     The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this annual report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.


RESULTS OF OPERATIONS

     The following table sets forth for the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown. Unless otherwise indicated, references to years are to fiscal years which ended September 30.

                                              1997      1996       1995
                                              ----      ----       ----
Revenues                                       100%      100%       100%
Cost of revenues                                13        14         12
                                              ----      ----       ----

Gross margin                                    87        86         88
                                              ----      ----       ----

Research and development                        24        18         16
Purchased research and development              --        26         29
Sales and marketing                             36        28         29
General and administrative                      12         9         11
Restructuring                                    2        --          5
                                              ----      ----       ----
                                                74        81         90
                                              ----      ----       ----

Operating income (loss)                         13         5         (2)
Interest income                                  5         5          4
                                              ----      ----       ----

Income before income taxes                      18        10          2
Provision for (benefit from) income taxes        6        13         (1)
                                              ----      ----       ----

Net income (loss)                               12%       (3)%        3%
                                              ====      ====       ====


REVENUES

     Revenues increased by 1% to $47.4 million in 1997 compared to 1996 revenues, and increased by 2% in 1996 to $46.8 million compared to 1995 revenues of $45.8 million. The increase in

1997 and 1996 revenues was due to increased Hi/fn sales offset in part by a decline in software sales as discussed below.

                                   1997               1996               1995
                                   ----               ----               ----
Net Revenue ($millions):
  Software                     $17.2    36%       $17.9    38%       $21.7    47%
  Hi/fn                         14.2    30         12.9    28          7.3    16
  Licenses                      16.0    34         16.0    34         16.8    37
                               -----   ---        -----   ---        -----   ---
     Total                     $47.4   100%       $46.8   100%       $45.8   100%
                               -----   ---        -----   ---        -----   ---


     Software sales, which are comprised of domestic and international sales and licenses through distribution, retailers, solution providers, OEM and direct channels, accounted for $17.2 million of revenues in 1997, $17.9 million of revenues in 1996 and $21.7 million of revenues in 1995. Software sales decreased by 4% in 1997 from 1996 due primarily to declining sales of ReachOut which has reached a mature phase of the product life cycle and due to declining sales of Stacker. Stacker sales continued to decline from comparable previous periods due primarily to the inclusion of disk compression in Windows and DOS and the availability of large capacity, low cost per megabyte hard disk drives. The Company has discontinued the sale of Stacker products as of the end of fiscal 1997. These declines were partially offset by increased sales in the Replica product line due to the new releases of that product discussed above. Software sales decreased by 18% in 1996 from 1995 due primarily to declining sales of Stacker as discussed above, offset by revenues from ReachOut and, to a lesser extent, from Replica.

     Revenues from Hi/fn, Stac's semiconductor subsidiary which develops, markets and sells semiconductors and software libraries derived from the Company's data compression technology and from data encryption standards, were $14.2 million in 1997, $12.9 million in 1996 and $7.3 million in 1995. The increase in revenues in both 1997 and 1996 are due primarily to sales of the Company's data compression coprocessors to providers of high speed networks and tape drives. The majority of semiconductor sales in fiscal 1997 were from shipments of data compression coprocessors to Quantum Corporation, an OEM producer of high speed/high capacity tape storage devices.

     Royalties from licenses of Stac's data compression technology to operating system vendors were $16.0 million in 1997 and 1996 and $16.8 million in 1995. In 1997, 1996 and 1995, royalty revenues were primarily from license agreements with Microsoft and IBM, who are obligated to continue paying royalties under those licenses at the rate of $4.0 million per quarter through December 1997, and $1.1 million in the March 1998 quarter.

     International revenues, which are included above, are primarily from sales of software products. International revenues were $5.1 million, or 11% of revenues in 1997, and $4.8 million, or 10% of revenues in 1996 and 1995. The increase in international revenues in 1997 over 1996 is primarily due to sales of Replica in the European marketplace. International revenues were unchanged in 1996 from 1995 levels. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

GROSS MARGIN

     Cost of revenues consists primarily of Stac's proprietary design semiconductors, which are manufactured by third party foundries for resale by Stac, and of the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins were 87% in 1997, 86% in 1996 and 88% in 1995. The increase in 1997's gross margin from that of 1996 was primarily due to the higher percentage of high margin semiconductor sales. The decrease in 1996's gross margin from that of 1995 was due to the increase of Hi/fn semiconductor revenues as a percent of total revenue. Semiconductor revenues have a lower gross margin than software revenues.

RESEARCH AND DEVELOPMENT

     The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $11.6 million for 1997, $8.4 million for 1996 and $7.2 million for 1995. The increases in product development in 1997 from that of 1996 and in 1996 from that of 1995 were due to the addition of personnel for development of new versions of ReachOut, development of the Company's Replica product line, and development of CD-QuickShare in 1995. The Company expects to continue to invest in the development of products for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

     Purchased research and development for 1996 includes $12.2 million recognized in connection with the October 1995 acquisition of California Software, Inc. and the related investment in DynaNet, Inc. Purchased research and development for 1995 includes $12.7 million related to the October 1994 acquisition of ReachOut from Ocean Isle Software and $0.7 million related to the March 1995 technology acquisition from Crossware Development Corporation and Rememory Corporation.

SELLING AND MARKETING EXPENSE

     Selling and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotional and overhead expenses. Such expenses were $16.8 million for 1997, $12.9 million for 1996 and $13.3 million for 1995. The increase in marketing and sales expense in 1997 over that in 1996 was the result of the addition of personnel and program costs intended to create end user demand for the Company's products. There was no significant change in marketing and sales expense in 1996 from that of 1995.

     In July 1997, the Company reduced its sales and marketing personnel and, as a result, expects its sales and marketing expenses to decrease. This reduction is consistent with the Company's refocusing its sales and marketing efforts towards developing corporate enterprise customers, rather than individual end users, however, consolidated sales and marketing expenses are expected to remain the Company's most significant ongoing operating expense.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $5.9 million for 1997, $4.4 million for 1996 and $5.2 million for 1995. The increase in 1997 expenses over those in 1996 are primarily due to the addition of management personnel and the costs of outside consulting services. The decrease in 1996 expenses from those of 1995 was due to the inclusion in 1995 of a non-recurring expense of $1 million related to terminated acquisition activities.

RESTRUCTURING CHARGES

     As mentioned above, in July 1997, the Company reorganized its sales and marketing departments and recorded a restructuring charge of $0.9 million. The principal components of the charge include $0.5 million for losses on property and equipment disposals, $0.3 million for severance and employee related liabilities and $0.1 million for lease termination and closure costs.

     In May 1995, the Company closed its Florida direct sales facility and consolidated U.S. sales activities in its San Diego, California headquarters. In conjunction with the closure, the Company recorded a restructuring charge to operations of $2.4 million. The principal components of the charge include $0.6 million for lease termination and closure costs, $1.0 million for intangibles written down, $0.5 million for losses on property and equipment disposals, and $0.3 million for severance and employee related liabilities.

INTEREST INCOME

     Interest income was $2.4 million in 1997, $2.1 million in 1996 and $2.0 million in 1995. The increase in interest income in 1997 over that of 1995 and in 1996 over that of 1995 was primarily due to interest earned on higher investment balances as a result of net positive cash flow from operations. The Company invests the majority of its funds in tax exempt securities.

INCOME TAXES

     For 1997, the Company reported a provision for income taxes of $2.7 million on income before income taxes of $8.4 million, an effective tax rate of 32%. For 1996, the Company reported a provision for income for taxes of $6.1 million on income before income taxes of $4.5 million. In 1996, the Company deducted purchased research and development of $12.2 million for which, consistent with statutory guidelines, no tax benefit was recognized. Prior to the purchased research and development, the effective tax rate for 1996 was 37%. For 1995, the Company recorded a tax benefit on pre-tax net income principally as the result of tax exempt interest earned on cash equivalents and marketable securities. The effective tax rates for both 1997 and 1996 are lower than the statutory federal and state rates due primarily to tax exempt interest earned on cash equivalents and marketable securities. Differences in effective tax rates among years is also affected by the proportion of earnings from interest income and foreign operations to total earnings and the different statutory tax rates associated with them.

QUARTERLY TRENDS AND CHANNEL INVENTORIES

     The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the retail and distribution channels satisfies near-term demand, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, new products typically have a lengthy evaluation period before any purchase is made.

     Hi/fn's customers order semiconductor products to meet production schedules based on forecasts of demand for their products. Additionally, OEMs contract with third party manufacturers to build their products in large lot sizes to achieve manufacturing efficiencies. As a result of these practices, OEM semiconductor and finished product inventories can vary significantly depending on actual sales, the continuation of sales trends, and the timing of contractor manufacturing cycles with the result that demand for the Company's semiconductor products may have cyclical increases and decreases.


SEASONALITY

     The software industry has typically experienced some seasonal variations in demand, with sales declining somewhat in the summer months. The Company believes that its software sales are subject to similar seasonal variations which, when combined with the other factors described above, are likely to result in fluctuations in the Company's quarterly results. As a result, historical quarter-to-quarter comparisons should not be relied upon as indicative of future performance.


OPERATING SYSTEMS

     Stac's ReachOut and Replica products currently operate on a limited number of personal computer and network operating systems. ReachOut supports Microsoft Windows NT, Windows 95, Windows 3.x and DOS, while Replica supports Windows NT and Novell NetWare servers. Replica customers may require support of the Unix operating system, which the Company does not currently provide. In addition, future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.


COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS

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

     The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere and Traveling Software, Inc.'s Laplink. ReachOut also competes against remote access products from companies such as Citrix, Inc. and Shiva Corporation. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers. The Company believes that the growth of the remote control market has decreased from the prior years' growth rate and will have a negative effect on the Company's ability to increase its remote control revenues.

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

STOCK PRICE VOLATILITY

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and marketable securities decreased by $13.3 million to $52.1 million at September 30, 1997 from that at September 30, 1996. The decrease was primarily attributable to cash used to purchase treasury stock of $21.4 million, partially offset by cash generated from operations. Accounts receivable decreased by $1.0 million to $4.6 million at September 30, 1997 from that at September 30, 1996. Working capital decreased by $16.4 million to $52.1 million at September 30, 1997 from that at September 30, 1996.

     During 1996, the Company paid $0.2 million in dividends on its Series A Preferred Stock. The obligation to pay the preferred dividend terminated when the preferred stock was converted to common stock in November 1995.

     The Company believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated companies for the foreseeable future.

Selected Quarterly Data
(In thousands, except per share data)


                                       Sept. 30,    June 30,     Mar. 31,     Dec. 31,
                       Fiscal 1997       1997         1997         1997         1996
----------------------------------     --------     --------     --------     --------
Revenues                               $ 13,313     $ 11,584     $ 11,624     $ 10,896
Gross margin                             11,148       10,013       10,069        9,843
Income from operations                      843          912        1,494        2,737
Net income                                1,072        1,104        1,280        2,204
Net income per common share            $    .03     $    .04     $    .04     $    .07
Common stock price:
     High                              $   5.31     $   5.13     $   7.13     $   8.63
     Low                               $   3.19     $   3.38     $   4.75     $   6.38

                                       Sept. 30,    June 30,     Mar. 31,     Dec. 31,
                       Fiscal 1996       1996         1996         1996         1995
----------------------------------     --------     --------     --------     --------
Revenues                               $ 12,234     $ 10,988     $ 12,236     $ 11,307
Gross margin                             10,522        9,168       10,712        9,832
Income (loss) from operations             3,214        2,618        4,358       (7,838)
Net income (loss)                         2,527        1,916        3,062       (9,180)
Net income (loss) per common share     $    .08     $    .06     $    .10     $   (.33)
Common stock price:
     High                              $  11.25     $  13.88     $  14.50     $  15.13
     Low                               $   6.88     $   9.88     $   8.75     $   6.75


As of December 19, 1997, there were 452 holders of record of the Company's common stock.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements at September 30, 1997 and 1996, and for each of the three fiscal years in the period ended September 30, 1997 and the Report of Price Waterhouse LLP, Independent Accountants, are included in this report on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Background of Executive Officers not Described Above."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report:

                                                                          Page
                                                                         Number
                                                                         ------
(1)    Report of Independent Accountants                                   F-1
       Consolidated Balance Sheet at
           September 30, 1997 and 1996                                     F-2
       Consolidated Statement of Operations for
           Fiscal 1997, 1996 and 1995                                      F-3
       Consolidated Statement of Cash Flows for
           Fiscal 1997, 1996 and 1995                                      F-4
       Consolidated Statement of Shareholders' Equity
           for Fiscal 1997, 1996 and 1995                                  F-6
       Notes to Consolidated Financial Statements                          F-7
(2)    Schedule I -- Marketable Securities                                 S-1
       All other  schedules  have  been  omitted  because  they are not applicable or required,  or the  information  required to be set forth therein is included in the  Financial  Statements or notes thereto.

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1997.

(c) Exhibits

Exhibit      Exhibit
Footnote     Number                       Description
--------     -------                      -----------
   (7)         2.1        Agreement and Plan of Merger, dated April 5, 1996,
                          between the Registrant and Stac, Inc., a California
                          corporation.

   (7)         3.1        Certificate of Incorporation of the Registrant.

   (7)         3.2        Bylaws of the Registrant.

               4.1        Reference is made to Exhibits 3.1, 3.2, 10.8, 10.9,
                          10.10 and 10.12.

   (1)        10.1        Form of Indemnity Agreement entered into between
                          the Registrant and its directors and officers with
                          related schedule.

   (1)(8)     10.2         Registrant's 1992 Stock Option Plan (the "1992
                           Plan").

   (5)(8)     10.3         Registrant's 1992 Non-Employee Directors' Plan, as
                           amended (the "Directors' Plan").

   (1)(8)     10.4         Registrant's Employee Stock Purchase Plan and related
                           offering document.

   (1)        10.5         Securities Purchase Agreement, dated as of March 27,
                           1990, among the Registrant and the other persons
                           named therein.

   (1)(8)     10.6         Distributor Agreement, between the Registrant and
                           Merisel, Inc., dated as of March 1, 1991.

   (1)(8)     10.7         Distributor Agreement, between the Registrant and
                           Ingram Micro, Inc., dated as of March 13, 1991.

   (3)(8)     10.8         License Agreement, between the Registrant and
                           Microsoft Corporation, dated as of June 20, 1994.

   (5)(8)     10.9         Forms of Non-statutory Stock Option Agreements under
                           the Directors' Plan.

   (6)        10.10        Stock Purchase Agreement dated October 6, 1995
                           between the Registrant and William T. Baker.

   (6)        10.11        Option Purchase Agreement dated October 6, 1995 among
                           the Registrant and Certain Holders of Options to
                           Purchase Common Stock of California Software, Inc.

   (6)        10.12        Indemnity Agreement dated October 6, 1995 between the
                           Registrant and William T. Baker.

   (6)        10.13        Series A Preferred Stock Purchase Agreement dated
                           October 6, 1995 by and between DynaNet, Inc. and the
                           Registrant.

   (7)        10.14        Office Lease date March 22, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)        10.15        Office Lease date March 22, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)        10.16        Office Lease dated July 12, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)        10.17        Amendment No. 1 to the Office Lease dated July 12,
                           1994 between the Registrant and Weyerhaeuser Mortgage
                           Company and Fort Wyman, Inc.

   (7)        10.18        Amendment No. 2 to the Office Lease dated July 12,
                           1994 between the Registrant and Weyerhaeuser Mortgage
                           Company and Fort Wyman, Inc.

              11.1         Calculation of net income (loss) per share.

              21.1         Subsidiaries of the Registrant.

              23.1         Consent of Independent Accountants.

              24.1         Power of Attorney. Reference is made to page 32.

--------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-46389) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment dated May 6, 1992.

(3) Filed as exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, as amended.

(4) Certain confidential portions deleted pursuant to order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated October 21, 1994.

(5) Filed as exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

(6) Filed as an exhibit to the Company's Report on Form 8-K filed on October 16, 1995, relating to the Company's (i) acquisition of all of the outstanding capital stock and options to purchase the capital stock of California Software, Inc. and (ii) acquisition of Series A Preferred Stock of DynaNet, Inc.

(7) Filed as exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(8) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STAC, INC.



                                        By: /s/ Gary W. Clow
                                           --------------------------------
                                           Gary W. Clow
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                        Date: December 23, 1997


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary W. Clow and John R. Witzel, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                             Title                           Date
         ---------                             -----                           ----
/s/ Gary W. Clow                               Chairman of the Board,          December 23, 1997
----------------------------------------       and Chief Executive
(Gary W. Clow)                                 Officer (Principal
                                               executive officer)


/s/ John R. Witzel                             Vice President of Finance,      December 23, 1997
----------------------------------------       Chief Financial Officer and
(John R. Witzel)                               Secretary (principal
                                               financial and accounting
                                               officer)


/s/ Douglas L. Whiting, Ph.D.                  Vice President of               December 23, 1997
----------------------------------------       Technology and Director
(Douglas L. Whiting, Ph.D.)


/s/ Charles H. Gaylord, Jr.                    Director                        December 23, 1997
----------------------------------------
(Charles H. Gaylord, Jr.)


/s/ Robert W. Johnson                          Director                        December 23, 1997
----------------------------------------
(Robert W. Johnson)


/s/ Antonio Perez                              Director                        December 23, 1997
----------------------------------------
(Antonio Perez)

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and Shareholders of Stac, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Stac, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



     Price Waterhouse LLP


     San Diego, California
     October 27, 1997

                                   STAC, INC.
                           CONSOLIDATED BALANCE SHEET
               (In thousands, except share and per share amounts)

                                                              SEPTEMBER 30,
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                               $ 19,089      $ 35,942
  Marketable securities                                     33,040        29,463
  Accounts receivable                                        4,568         5,577
  Inventories                                                  590           754
  Deferred income taxes                                      1,542           979
  Prepaid expenses and other current assets                    685           232
                                                          --------      --------
            Total current assets                            59,514        72,947

Property and equipment, net                                  5,288         3,673
Deferred income taxes                                        6,461         6,322
Other assets                                                   661           748
                                                          --------      --------
                                                          $ 71,924      $ 83,690
                                                          ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  1,751      $  1,389
  Income taxes payable                                       1,402           390
  Accrued expenses and other current liabilities             4,254         2,670
                                                          --------      --------
            Total current liabilities                        7,407         4,449

Other liabilities                                              237           242
                                                          --------      --------
                                                             7,644         4,691
                                                          --------      --------
Commitments and contingencies (Notes 8 and 10)

Minority Interest                                              157          --
                                                          --------      --------

Common stock and other shareholders' equity:
Common stock, no par value; 100,000,000 shares
  authorized; 30,880,000 and 30,687,000 shares issued
  in 1997 and 1996, respectively                            74,350        73,547
Treasury stock, at cost; 3,828,000 shares                  (21,351)         --
Cumulative translation adjustment                             (106)         (118)
Retained earnings                                           11,230         5,570
                                                          --------      --------
  Total common stock and other
    shareholders' equity                                    64,123        78,999
                                                          --------      --------
                                                          $ 71,924      $ 83,690
                                                          ========      ========

          See accompanying notes to consolidated financial statements.

                                   STAC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands except per share amounts)

                                                    YEAR ENDED SEPTEMBER 30,
                                              -----------------------------------
                                                1997         1996          1995
                                              --------     --------      --------
Revenues                                      $ 47,417     $ 46,765      $ 45,804
Cost of revenues                                 6,344        6,531         5,376
                                              --------     --------      --------
Gross margin                                    41,073       40,234        40,428

Operating expenses:
Research and development                        11,558        8,356         7,212
Purchased research and development                --         12,217        13,354
Sales and marketing                             16,788       12,923        13,268
General and administrative                       5,892        4,386         5,201
Restructuring                                      850         --           2,428
                                              --------     --------      --------
Total operating expenses                        35,088       37,882        41,463

Operating income (loss)                          5,985        2,352        (1,035)
Interest income                                  2,420        2,115         1,983
                                              --------     --------      --------

Income before income taxes and                   8,405        4,467           948
  minority interest
Provision for (benefit from) income taxes        2,710        6,142          (548)
Minority interest in net income of
  consolidated subsidiary                           35         --            --
                                              --------     --------      --------

Net income (loss)                                5,660       (1,675)        1,496
Less preferred dividends                          --            168         1,598
                                              --------     --------      --------
Net income (loss) available for
  common shareholders                         $  5,660     $ (1,843)     $   (102)
                                              ========     ========      ========


Net income (loss) per common share,
 primary                                      $    .18     $   (.06)     $    .00
Net income (loss) per common share,
 fully diluted                                $    .18     $ ( .05)      $    .00
Weighted average common shares
  outstanding, primary                          30,926       30,068        25,391
Weighted average common shares
  outstanding, fully diluted                    30,935       30,585        25,391

          See accompanying notes to consolidated financial statements.

                                   STAC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                         ------------------------------------
                                                                           1997          1996          1995
                                                                         --------      --------      --------
Cash flows from operating activities:
  Net income (loss)                                                      $  5,660      $ (1,675)     $  1,496
  Adjustments required to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                                           2,686         1,945         2,289
    Purchased research and development                                       --          12,217        13,354
    Non-cash restructuring charges                                            636          --           1,489
    Deferred stock compensation                                                (5)           91           154
    Loss (gain) on disposals of property, plant and equipment                --             (14)           79
    Minority interest in income of consolidated subsidiary                     35          --            --
    Provision (benefit) for deferred income taxes                            (702)          851        (6,274)
    Changes in assets and liabilities, net of business acquisitions:
      Accounts receivable                                                   1,009           649          (864)
      Income taxes receivable                                                --             251           327
      Inventories                                                             164          (270)          245
      Prepaid expenses and other current assets                              (453)         (113)          409
      Other assets                                                           (122)           11            96
      Accounts payable                                                        362           382          (971)
      Income taxes payable                                                  1,012           390          --
      Accrued expenses and other current liabilities                          948          (264)          730
                                                                         --------      --------      --------
        Net cash provided by operating activities                          11,230        14,451        12,559
                                                                         --------      --------      --------

Cash flows from investing activities:
  Purchases of marketable securities                                      (25,253)      (35,333)      (24,612)
  Sales of marketable securities                                           21,676        31,737        59,404
  Acquisitions, net of cash acquired                                         (400)      (11,252)      (18,860)
  Acquisitions of treasury stock                                          (21,351)         --            --
  Purchases of property and equipment                                      (3,692)       (1,547)       (2,225)
                                                                         --------      --------      --------
       Net cash provided (used) by investing activities                   (29,020)      (16,395)       13,707
                                                                         --------      --------      --------

Cash flows from financing activities:
  Issuance of common stock, net                                               814         1,336           951
  Tax benefits from exercise of stock options                                 111         1,853           730
  Preferred stock dividends                                                  --            --          (1,598)
                                                                         --------      --------      --------
       Net cash provided by financing activities                              925         3,189            83
                                                                         --------      --------      --------

Effect of exchange rate changes on cash                                        12             1             6
                                                                         --------      --------      --------
Net increase (decrease) in cash and cash equivalents                      (16,853)        1,246        26,355
Cash and cash equivalents at beginning of year                             35,942        34,696         8,341
                                                                         --------      --------      --------
Cash and cash equivalents at end of year                                 $ 19,089      $ 35,942      $ 34,696
                                                                         ========      ========      ========

Supplemental disclosures of cash flow information:
  Net cash paid (refunds received) for income taxes                      $  2,288      $  2,797      $ (4,674)
Supplemental non-cash activities:
  Conversion of preferred stock to common stock                              --          39,960          --
  Issuance of common stock for business acquisitions                         --             965          --
  Issuance of preferred stock dividends in common
     stock                                                                   --             168          --
  Conversion of deferred compensation to equity
     upon exercise of common stock options                                     21           164           137


          See accompanying notes to consolidated financial statements.

                                   STAC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)



                                           COMMON STOCK          TRANSLATION        RETAINED        TREASURY
                                        SHARES       AMOUNT      ADJUSTMENT         EARNINGS         STOCK         TOTAL
                                        ------      --------     -----------        --------        --------      --------
Balance at September 30, 1994           25,096      $ 27,283     $      (125)       $    7,515      $   --        $ 34,673

Dividends paid on preferred stock         --            --              --              (1,598)         --          (1,598)
Issuance of common stock upon
  exercise of options                      518           817            --                --            --             817
Issuance of common stock under
  Employee Stock Purchase Plan              57           271            --                --            --             271
Tax benefits from exercise of
  stock options                           --             730            --                --            --             730
Equity adjustment from foreign
  currency translation                    --            --                 6              --            --               6
Net income                                --            --              --               1,496          --           1,496
                                        ------      --------     -----------      ------------      --------      --------
Balance at September 30, 1995           25,671        29,101            (119)            7,413          --          36,395

Conversion of mandatorily
  redeemable preferred stock             4,440        39,960            --                --            --          39,960
Dividends paid on preferred stock           19           168            --                (168)         --            --
Issuance of common stock for
  business acquisitions                    105           965            --                --            --             965
Issuance of common stock upon
  exercise of options                      412         1,204            --                --            --           1,204
Issuance of common stock under
  Employee Stock Purchase Plan              40           296            --                --            --             296
Tax benefits from exercise of
  stock options                           --           1,853            --                --            --           1,853
Equity adjustment from foreign
  currency translation                    --            --                 1              --            --               1
Net loss                                  --            --              --              (1,675)         --          (1,675)
                                        ------      --------     -----------      ------------      --------      --------
Balance at September 30, 1996           30,687        73,547            (118)            5,570          --          78,999


Acquisitions of treasury stock          (3,828)         --              --                --         (21,351)      (21,351)
Issuance of common stock upon
  exercise of options                      137           468            --                --            --             468
Issuance of common stock under
  Employee Stock Purchase Plan              56           224            --                --            --             224
Tax benefits from exercise of
  stock options                           --             111            --                --            --             111
Equity adjustment from foreign
  currency translation                    --            --                12              --            --              12
Net income                                --            --              --               5,660          --           5,660
                                        ------      --------     -----------      ------------      --------      --------
Balance at September 30, 1997           27,052      $ 74,350     $      (106)     $     11,230      $(21,351)     $ 64,123
                                        ======      ========     ===========      ============      ========      ========

          See accompanying notes to consolidated financial statements.

                                   STAC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF
          SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

     Stac, Inc. (the "Company") designs, develops, markets and supports networking technologies, systems management software and applications for the storage and communication of data for personal computers and computer networks. The Company was incorporated in February of 1983.

Consolidation

     The financial statements as of and for the years ended September 30, 1997 and 1996 consolidate the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Preparation

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Revenue from the sale of software is generally recognized upon shipment, net of an allowance for estimated returns. Recognition of software revenue is deferred when, in management's opinion, quantities of such products in the distribution channel are above levels considered appropriate. Revenue from the sale of semiconductors and board products is recognized upon shipment, net of an allowance for estimated returns. Royalty revenue and revenue from the licensing of software and technology developed by the Company is recognized pursuant to the terms of the underlying agreements.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

     The Company's marketable securities are comprised of funds on deposit with a liquid asset manager that have been invested principally in municipal bonds. The carrying amount of these investments approximates fair value due to the short maturities or demand nature of the instruments. At September 30, 1997, all marketable securities are classified as available-for-sale and carried at fair value. Unrealized gains or losses at September 30, 1997 and 1996 are not material.

Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

Property and Equipment

     Property and equipment are stated at cost. Additions to property and equipment, including significant betterments and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years and totaled $2,077,000, $1,343,000 and $1,501,000 in fiscal 1997,
1996 and 1995, respectively. Leasehold improvements are amortized over the shorter of the asset life or lease term.

Long-Lived Assets

     The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill, on an exception basis, when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairments of long-lived assets existed through September 30, 1997.

Research and Development

     Expenditures for research and development are charged to expense as incurred. Financial accounting rules requiring the capitalization of certain software development costs have not materially affected the Company.

Advertising

     Expenditures for advertising costs are charged to expense as incurred and totaled $791,000, $1,758,000 and $2,169,000 in fiscal 1997, 1996 and 1995, respectively.

Stock- Based Compensation

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

Income Taxes

     The Company records a provision (benefit) for income taxes using the liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax liability or asset, net of valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss and credit carryforwards. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liability or asset.

Net Income (Loss) Per Common Share

     Net income per share has been computed by dividing net income, after reduction for preferred dividends, by the weighted average number of common shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 128, "Earnings Per Share," which the Company will adopt for all periods ending after December 15, 1997. Pursuant to this Statement, the Company will replace the reporting of "primary" earnings per share (EPS) with "basic" EPS. Basic EPS is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS will be replaced by "diluted" EPS. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15. The Company will restate EPS for prior periods upon the adoption of FAS 128. The Company believes that the impact of implementing FAS 128 will not be material to its consolidated financial statements.

Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates during the period for revenues and expenses. Gains and losses from translation are excluded from results of operations and accumulated as a separate component of shareholders' equity.

Diversification of Credit Risk

     The Company's policy is to place its cash, cash equivalents and marketable securities in high credit quality financial instruments and to limit the amount of credit exposure.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentations.

New Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 130, "Reporting Comprehensive Income." The Company will adopt FAS 130 as required for all periods beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income is defined as "the change in equity (net asset) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The adoption of FAS 130 is not expected to have a significant impact on the Company's financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt FAS 131 as required for all periods beginning after December 15, 1997. This statement requires the disclosure of certain information about operating segments in the financial statements. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The adoption of FAS 131 is not expected to have a significant impact on the Company's financial position or results of operations.

NOTE 2 -- BUSINESS ACQUIRED AND NON-RECURRING CHARGES:

     In August 1997 the Company acquired the outstanding stock of Datlin Software, Ltd. ("Datlin") for $400,000 in cash in a transaction accounted for under the purchase method. The Company has capitalized the purchase price of this acquisition for the in place organization and other intangible costs, and will amortize it on a straight line basis over a ten year period.

     During the fourth quarter of fiscal 1997, the Company recorded a restructuring charge to operations of $850,000, representing costs incurred in conjunction with the Company's reorganization of its software business. The principal components of the charge include $470,000 for losses on property, plant and equipment, $259,000 for severance and employee related liabilities, and $121,000 for lease termination costs. The Company expects to charge $350,000 to operations in the first fiscal quarter of 1998 as additional amounts for severance and employee related liabilities that under generally accepted accounting principles, the Company was not permitted to accrue for until the affected employees were notified of the termination and the Company had committed to provide for such costs.

     In October 1995 the Company acquired the outstanding stock of California Software, Inc. (CSI) for $9,252,000 in cash net of liabilities assumed, and $965,000 in Stac common stock in a transaction accounted for under the purchase method. In conjunction with the acquisition, the Company made an additional $2,000,000 investment in the Series A Preferred Stock of Dynanet, Inc. (Dynanet), a start up entity founded by the principal of CSI. The Company has accounted for its investment in Dynanet as an addition to the purchase price of CSI due to the lack of in place technology or operating activity at Dynanet, consistent with its start up status. As a result of these transactions the Company recorded a one time charge to earnings of $12,217,000 for purchased research and development. Because of the underlying tax attributes of these transactions, the Company did not recognize an accompanying tax benefit associated with this one time charge to earnings.


NOTE 3 -- COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS (TABLE AMOUNTS IN THOUSANDS):

                                                SEPTEMBER 30,
                                            --------------------
                                             1997         1996
                                            -------      -------
Accounts receivable:
   Trade receivables                        $ 4,846      $ 5,904
   Less allowance for doubtful accounts        (278)        (327)
                                            -------      -------
                                            $ 4,568      $ 5,577
                                            =======      =======

     Substantially all of the Company's customers are microcomputer hardware and software distributors and resellers and OEM's, which results in concentrated credit risk with respect to the Company's trade receivables. Management believes that its credit policies substantially mitigate such concentrated credit risk. Bad debt expenses were insignificant in fiscal 1997, and $211,000 and $120,000 in fiscal 1996 and 1995, respectively.

                                                         SEPTEMBER 30,
                                                    ----------------------
                                                      1997          1996
                                                    --------      --------
Inventories:
  Raw materials                                     $    140      $     88
  Finished goods                                         450           666
                                                    --------      --------
                                                    $    590      $    754
                                                    ========      ========


                                                         SEPTEMBER 30,
                                                    ----------------------
                                                      1997          1996
                                                    --------      --------
Property and equipment:
  Computer equipment                                $  7,917      $  4,919
  Leasehold improvements                               1,539         1,297
  Office equipment                                     1,266         1,178
  Furniture and fixtures                               1,235         1,013
  Vehicles                                                51            51
                                                    --------      --------
                                                      12,008         8,458
  Less accumulated depreciation                       (6,720)       (4,785)
                                                    --------      --------
                                                    $  5,288      $  3,673
                                                    ========      ========


                                                         SEPTEMBER 30,
                                                    ----------------------
                                                      1997          1996
                                                    --------      --------
Accrued expenses and other current liabilities:
  Customer support and upgrade accruals             $  1,408      $  1,052
  Compensation and employee benefits                   1,366           971
  Promotional accruals                                    26           204
  Restructuring                                          636          --
  Treasury stock acquisition costs                       463          --
  Other                                                  355           443
                                                    --------      --------
                                                    $  4,254      $  2,670
                                                    ========      ========

                                            SEPTEMBER 30,
                                   -------------------------------
                                    1997        1996        1995
                                   -------     -------     -------
Revenues:
  Software, semiconductors and
    board products                 $31,417     $30,765     $28,998
  Royalties and licenses            16,000      16,000      16,806
                                   -------     -------     -------
                                   $47,417     $46,765     $45,804
                                   =======     =======     =======


NOTE 4 -- MANDATORILY REDEEMABLE PREFERRED STOCK:

     On November 7, 1995, Stac's Series A Mandatorily Redeemable Preferred Stock held by Microsoft Corporation converted into 4,459,000 shares of Stac common stock pursuant to the provisions of the preferred stock agreement as a result of Stac's common stock maintaining a price per share in excess of $9.00 for twenty consecutive trading days.

     Preferred dividends of $168,000 and $1,598,000 were paid during fiscal 1996 and 1995, respectively.



NOTE 5 -- STOCK REPURCHASES:

     During the fourth quarter of fiscal 1997 the Company acquired 3,828,000 shares of its common stock by tender offer using the Dutch Auction mechanism, and to a lesser extent, open market share repurchases. Treasury stock totaling $21,351,000 at September 30, 1997 is inclusive of amounts tendered to acquire stock and the related costs to execute the Dutch Auction transaction.


NOTE 6 -- INCOME TAXES:

     Deferred income taxes are comprised of the following:

                                 SEPTEMBER 30,
                             --------------------
                              1997         1996
                             -------      -------
Deferred tax assets          $ 8,584      $ 7,850
Deferred tax liabilities        (581)        (549)
                             -------      -------
                             $ 8,003      $ 7,301
                             =======      =======

     The principal components of deferred income taxes are as follows:

                                           SEPTEMBER 30,
                                         -----------------
                                          1997       1996
                                         ------     ------
Revenue recognition for tax purposes     $  615     $  391
Bad debts allowance                         119        142
Inventory valuation accounts                117        246
Depreciation and amortization               560        197
Purchased research and development        5,847      6,050
Accrued restructuring                       364       --
Other                                       381        275
                                         ------     ------
                                         $8,003     $7,301
                                         ======     ======

     Components of pre-tax income are as follows:

                  YEAR ENDED SEPTEMBER 30,
             ---------------------------------
              1997         1996         1995
             -------      -------      -------
Domestic     $ 8,670      $ 4,591      $ 1,098
Foreign         (265)        (124)        (150)
             -------      -------      -------
             $ 8,405      $ 4,467      $   948
             =======      =======      =======

     The provision (benefit) for income taxes is comprised of the following:

                                         YEAR ENDED SEPTEMBER 30,
                                    ---------------------------------
                                     1997         1996         1995
                                    -------      -------      -------
Current tax expense:
   Federal                          $ 2,488      $ 3,972      $ 4,481
   State                                924        1,319        1,245
                                    -------      -------      -------
                                      3,412        5,291        5,726
                                    -------      -------      -------
Deferred tax expense (benefit):
   Federal                             (609)         683       (4,860)
   State                                (93)         168       (1,414)
                                    -------      -------      -------
                                       (702)         851       (6,274)
                                    -------      -------      -------
                                    $ 2,710      $ 6,142      $  (548)
                                    =======      =======      =======

     A reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes, to the provision for income taxes follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------
                                              1997         1996         1995
                                             -------      -------      -------
Amount computed at statutory
  Federal rate of 34%                        $ 2,858      $ 1,519      $   322
State income taxes, net of Federal
  benefit                                        512          268           57
Expenses not deductible for tax purposes          72        4,949          122
Differentials from foreign operations             90           42           51
Tax credits                                      (25)         (12)        (155)
Foreign sales corporation benefit               --           --            (54)
Tax exempt interest                             (808)        (715)        (672)
Revision of prior year's tax estimates            41           33         (249)
Other                                            (30)          58           30
                                             -------      -------      -------
                                             $ 2,710      $ 6,142      $  (548)
                                             =======      =======      =======


NOTE 7 -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

1992 Stock Option Plan

     In March 1992, the Company adopted a Stock Option Plan (the "1992 Plan"), which provides for the granting of incentive stock options and non-qualified stock options to purchase up to 5,000,000 shares of the Company's common stock. The 1992 Plan is administered by the Compensation Committee of the Board of Directors and provides for options for the purchase of the Company's common stock to be granted to employees, officers and consultants of the Company at prices that are not less than 100% and 50% of the estimated fair market value of the related shares at the date of grant for incentive stock options and non-qualified stock options, respectively. Options vest as determined by the Compensation Committee. The maximum term of options granted under the 1992 Plan is ten years.

1992 Non-Employee Directors' Stock Option Plan

     In March 1992, the Company adopted the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended in February 1995, which provides for the automatic granting of non-qualified stock options to purchase up to 400,000 shares, as amended, of the Company's common stock. The 1992 Plan is administered by the Board of Directors and provides for options for the purchase of the Company's common stock to each director of the Company (or an affiliate of the Company) who is not otherwise employed by the Company (or an affiliate of the Company). Such directors will automatically be granted an option to purchase common stock upon election to the Board and on each anniversary of that date thereafter so long as the director continues to serve on the Board. Vesting periods are five years for initial options granted, and four years for options granted in re-election years. The maximum term of options granted under the Directors' Plan is ten years.

     Combined information for all stock option activities for fiscal 1997 and 1996 is summarized below:

                                     OPTIONS OUTSTANDING
                                   ------------------------
                                                  WEIGHTED-
                                                   AVERAGE
                                                   EXERCISE
                                    SHARES          PRICE
                                   ---------      ---------
Balance at September 30, 1995      2,105,935      $    3.72
 Options granted                     785,000      $    9.85
 Options exercised                  (413,739)     $    2.52
 Options canceled                   (239,277)     $    5.79
                                   ---------
Balance at September 30, 1996      2,237,919      $    5.82
 Options granted                   3,354,024      $    5.10
 Options exercised                  (138,712)     $    3.23
 Options canceled                 (1,874,920)     $    7.50
                                   ---------
Balance at September 30, 1997      3,578,311      $    4.49
                                   =========



     The following is a summary of stock options outstanding at September 30, 1997:

                                    OPTIONS OUTSTANDING
                       -------------------------------------------
                                         WEIGHTED-
                                          AVERAGE        WEIGHTED-
                                         REMAINING        AVERAGE
                                        CONTRACTUAL      EXERCISE
                        NUMBER          LIFE (YEARS)       PRICE
                       ---------        ------------     ---------
Price Range
   $0.125- $2.625        247,966             3.29        $    0.77
   $2.75 - $3.563      1,633,119             8.17        $    3.37
   $3.75 - $5.375        751,022             9.11        $    4.70
   $5.50 - $8.00         859,257             8.90        $    6.91
   $8.25 - $13.25         86,947             8.45        $   10.37
                       ---------
   $0.125 - $13.25     3,578,311             8.21        $    4.49
                       =========

     The following is a summary of stock options exercisable at September 30, 1997:

                                   OPTIONS EXERCISABLE
                                 ------------------------
                                                WEIGHTED-
                                                 AVERAGE
                                                EXERCISE
                                 NUMBER           PRICE
                                 -------        ---------
Price Range
    $0.125 - $2.625              241,160         $  0.72
    $2.75  - $3.563              373,916         $  2.76
    $3.75  - $5.375              130,703         $  4.81
    $5.50  - $8.00               202,836         $  6.87
    $8.25  - $13.25               31,979         $ 10.61
                                 -------

    $0.125 - $13.25              980,594         $  3.59
                                 =======


Employee Stock Purchase Plan

     In March 1992, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 1,000,000 shares of the Company's common stock. The current offering under the Purchase Plan terminates on October 31, 1998. The Purchase Plan is administered by the Board of Directors and allows participating employees to have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date or the relevant purchase date. During fiscal 1997, shares totaling 28,491 and 27,456 were issued under the Plan at prices of $3.96 and $4.04, per share, respectively. At September 30, 1997, 702,934 shares were reserved for future issuance.


1996 Equity Incentive Plan (Hi/fn)

     During fiscal 1997, Hi/fn adopted the 1996 Equity Incentive Plan (the "Hi/fn Plan") whereby 1,499,900 shares of Hi/fn common stock were reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. Shares reserved for under the Hi/fn Plan represent 20% of Hi/fn equity on a fully diluted basis. The plan is administered by the Board of Directors of Hi/fn or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the Hi/fn Plan may have a term of up to 10 years. The Company has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards, and options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. During fiscal 1997, Hi/fn issued 202,574 shares of common stock under the Hi/fn Plan at an exercise price of $0.60 per share. As a result of early exercise features as provided for by the Hi/fn Plan, options granted are immediately exercisable subject to the Company's repurchase rights which expire in a manner paralleling the option vesting schedule.


Pro Forma Disclosure

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock based compensation. No compensation expense has been recognized for stock option grants, which are fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the Purchase Plan. Had compensation cost for the Company's stock based compensation awards issued during fiscal 1997 and 1996 been determined based on the fair value at the grant date consistent with the rules of Statement of Financial Accounting Standard No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                 YEAR ENDED SEPTEMBER 30,
                                 ------------------------
                                  1997             1996
                                 ------           -------
Net income (loss):
  As reported                    $5,660           $(1,843)
                                 ======           =======
  Pro forma                      $3,185           $(2,574)
                                 ======           =======

Net income (loss) per share:
  As reported                    $ 0.18           $ (0.06)
                                 ======           =======
  Pro forma                      $ 0.10           $ (0.09)
                                 ======           =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended September 30, 1997 and 1996, respectively: dividend yield of 0.0% for both years, risk free interest rates of 6.46% and 6.41%, expected volatility of 96% and 100%, and expected lives of 2.0 years for both years. The weighted-average fair value of options granted during the years ended September 30, 1997 and 1996 was $5.10 and $9.83 per share, respectively. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for both years, risk-free interest rates of 5.46% and 5.42%, expected volatility of 96% and 100%, and an expected life of six months for both years. The weighted-average fair value of those purchase rights granted during the years ended September 30, 1997 and 1996 was $2.71 and $4.26 per share, respectively.

     The fair value of each option granted under the Hi/fn Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the year ended September 30, 1997: dividend yield of 0.0%, risk-free interest rate of 6.46%, expected volatility of 250%, and an expected life of 1.5 years. Options to purchase 1,038,000 shares were granted during fiscal 1997 at a weighted average exercise price of $0.60 per share. The weighted average fair value of options granted during the year was $0.60 per share. At September 30, 1997, there were 788,176 options outstanding under the Hi/fn Plan with a weighted average exercise price of $0.60 per share and a weighted average remaining contractual life of 9.39 years.

401(k) Plan

     In July 1991, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits, but does not require matching contributions by the Company on behalf of all participants. No such contributions were made during fiscal 1997, 1996 or 1995.

NOTE 8 -- COMMITMENTS:

     The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through March 2000, and which contain renewal options. Future minimum lease payments are as follows:

                                AMOUNT
                             -----------
1998                         $   835,554
1999                             670,913
2000                             315,696
                             -----------
                             $ 1,822,163
                             ===========

     Rent expense under operating leases was approximately $1,008,000, $566,000, and $1,074,000, in fiscal 1997, 1996, and 1995, respectively. Certain facilities leases provide for scheduled rent increases. The total lease commitment for such leases is being charged ratably to operations.


NOTE 9 -- SIGNIFICANT CUSTOMERS, BUSINESS SEGMENTS AND FOREIGN OPERATIONS:

     A significant portion of the Company's revenues has been derived from technology licenses and sales to major distributors or resellers as follows:

     Two customers accounted for 25% and 21%, respectively, of fiscal 1997 revenues. One customer accounted for 26% of fiscal 1996 revenues. Two customers accounted for 26% and 11%, respectively, of fiscal 1995 revenues.

     The Company classifies its operating activity into two principal business segments. Stac Software develops, markets and supports a range of systems management software which is sold and licensed through distribution, retail, original equipment manufacturer, and direct channels. Hi/fn (formerly the Technology Business Unit) develops and markets semiconductor and software libraries which implement the Company's data compression technology as well as data encryption. Condensed financial information related to the Company's business segments is as follows:

Stac Software:                1997         1996          1995
-------------               --------     --------      --------
Revenues                    $ 33,191     $ 33,871      $ 38,462
Operating income (loss)     $  2,933     $ (1,026)     $ (3,331)
Identifiable assets         $  4,068     $  4,863      $  5,816

Hi/fn:                        1997         1996          1995
-----                       --------     --------      --------
Revenues                    $ 14,226     $ 12,894      $  7,342
Operating income            $  3,052     $  3,378      $  2,296
Identifiable assets         $  2,472     $  2,120      $  2,148

     Segment operating results reflect general corporate expense allocations. Identifiable assets primarily include accounts receivable, inventories, capitalized software, intangible and other assets. All other assets are either corporate in nature, are not identifiable with particular segments or are not material. Acquisitions of property, plant and equipment and depreciation are not identified as to industry segments for similar reasons.

     Software revenues are inclusive of royalties received from Microsoft and IBM corporation for licenses of the Company's technology. The Company will receive $5,100,000 in such revenues in fiscal 1998, after which the license agreements will be fully paid-up.

     In fiscal 1997, 1996 and 1995, international revenues were $5,068,000, $4,766,000 and $4,799,000, respectively, consisting primarily of sales to customers in Canada, Europe and the Pacific Rim.

     Condensed financial information related to the Company's wholly owned foreign subsidiaries is as follows:

                              1997         1996         1995
                            --------     --------     --------
Revenues                    $  3,228     $  2,893     $  3,183
Operating income (loss)     $    212     $    677     $   (270)
Identifiable assets         $  1,358     $  1,010     $    977



NOTE 10 -- CONTINGENCIES:

     The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company's business, financial position, or results of operations.

STAC INC.
SCHEDULE I - MARKETABLE SECURITIES
AT SEPTEMBER 30, 1997
(IN THOUSANDS)

NAME OF ISSUER                  PRINCIPAL                    MARKET       CARRYING
TITLE OF ISSUE                   AMOUNT         COST        VALUE(A)      VALUE(A)
--------------                  ---------     ---------     ---------     ---------
InterCap Insd Municipal         $   2,000     $   2,000     $   2,006     $   2,006
Bond Tr

InterCap Insd Municipal             2,000         2,000         2,006         2,006
Bond Tr 3

InterCap Muni Inc 4                 2,000         2,000         2,006         2,006


Marietta GA Hsg Auth                3,550         3,550         3,576         3,577
Mfhr Fall

Harrisonburg VA Redev & Hsg         2,000         2,000         2,013         2,012
Auth Mfhr

Miami FLA                           1,000         1,087         1,062         1,061
Hlth Facs Cedar

Miami FLA                           1,000         1,089         1,063         1,062
Hlth Facs Cedar

Houston TX Wtr &                    2,000         2,144         2,109         2,107
Swr Pr

Hawaii State G/O                    1,000         1,001         1,009         1,007
RFDG SER CC

Cypress Fairbanks TX                2,000         1,878         1,973         1,973
G/O

Knox Cty Tenn                       1,650         1,737         1,730         1,731
Ser B Pre-Re

Penn St GO                          1,000         1,057         1,060         1,056
2nd Ser A Pre-Re

Distr Columbia                      1,000         1,055         1,056         1,053
GO Ser B

Fairfax Cnty VA G/O                 1,000         1,009         1,018         1,018


Illinois State G/O                  1,600         1,734         1,715         1,708

Scocorro Tex Indp Sch                 776           767
                                                                  750           770
Dst RFD

Pima Cty AZ                         2,000         2,137         2,122         2,113
Sch Tucson AZ

 Cuyahoga County                    3,000         3,221         3,212         3,202
Ohio

Indiana Trans Fin                   1,450         1,583         1,581         1,575
                                ---------     ---------     ---------     ---------
Ser B Pre-Res


 Total                          $  32,000     $  33,058     $  33,087     $  33,040
                                =========     =========     =========     =========

(a) Includes accrued interest

                                  EXHIBIT INDEX


Exhibit      Exhibit
Footnote     Number                        Description
--------     -------                       -----------
   (7)         2.1         Agreement and Plan of Merger, dated April 5, 1996,
                           between the Registrant and Stac, Inc., a California
                           corporation.

   (7)         3.1         Certificate of Incorporation of the Registrant.

   (7)         3.2         Bylaws of the Registrant.

               4.1         Reference is made to Exhibits 3.1, 3.2, 10.8, 10.9,
                           10.10 and 10.12.

   (1)        10.1         Form of Indemnity Agreement entered into between the
                           Registrant and its directors and officers with
                           related schedule.

   (1)(8)     10.2         Registrant's 1992 Stock Option Plan (the "1992
                           Plan").

   (5)(8)     10.3         Registrant's 1992 Non-Employee Directors' Plan, as
                           amended (the "Directors' Plan").

   (1)(8)     10.4         Registrant's Employee Stock Purchase Plan and related
                           offering document.

   (1)        10.5         Securities Purchase Agreement, dated as of March 27,
                           1990, among the Registrant and the other persons
                           named therein.

   (1)(8)     10.6         Distributor Agreement, between the Registrant and
                           Merisel, Inc., dated as of March 1, 1991.

   (1)(8)     10.7         Distributor Agreement, between the Registrant and
                           Ingram Micro, Inc., dated as of March 13, 1991.

   (3)(8)     10.8         License Agreement, between the Registrant and
                           Microsoft Corporation, dated as of June 20, 1994.

   (5)(8)     10.9         Forms of Non-statutory Stock Option Agreements under
                           the Directors' Plan.

   (6)        10.10        Stock Purchase Agreement dated October 6, 1995
                           between the Registrant and William T. Baker.

   (6)        10.11        Option Purchase Agreement dated October 6, 1995 among
                           the Registrant and Certain Holders of Options to
                           Purchase Common Stock of California Software, Inc.

   (6)        10.12        Indemnity Agreement dated October 6, 1995 between the
                           Registrant and William T. Baker.

   (6)        10.13        Series A Preferred Stock Purchase Agreement dated
                           October 6, 1995 by and between DynaNet, Inc. and the
                           Registrant.

   (7)        10.14        Office Lease date March 22, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)        10.15        Office Lease date March 22, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)        10.16        Office Lease dated July 12, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)        10.17        Amendment No. 1 to the Office Lease dated July 12,
                           1994 between the Registrant and Weyerhaeuser Mortgage
                           Company and Fort Wyman, Inc.

   (7)        10.18        Amendment No. 2 to the Office Lease dated July 12,
                           1994 between the Registrant and Weyerhaeuser Mortgage
                           Company and Fort Wyman, Inc.

              11.1         Calculation of net income (loss) per share.

              21.1         Subsidiaries of the Registrant.

              23.1         Consent of Independent Accountants.

              24.1         Power of Attorney. Reference is made to page 32.

--------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-46389) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment dated May 6, 1992.

(3) Filed as exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, as amended.

(4) Certain confidential portions deleted pursuant to order Granting Application for Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 dated October 21, 1994.

(5) Filed as exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

(6) Filed as an exhibit to the Company's Report on Form 8-K filed on October 16, 1995, relating to the Company's (i) acquisition of all of the outstanding capital stock and options to purchase the capital stock of California Software, Inc. and (ii) acquisition of Series A Preferred Stock of DynaNet, Inc.

(7) Filed as exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(8) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).