Form 10-Q
period 1997-12-31
STAC INC /DE/
filed 1998-02-13
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1997.

Common Stock, no par value                                     26,218,747 shares

                                   STAC, INC.


                                      INDEX


                                                                            Page
                                                                            ----
Part I.        Financial Information

      Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                     as of December 31, 1997 and
                     September 30, 1997                                      3

                  Condensed Consolidated Statements of
                     Operations for the three months
                     ended December 31, 1997 and 1996                        4

                  Condensed Consolidated Statements of Cash
                     Flows for the three  months ended
                     December 31, 1997 and 1996                              5

                  Notes to Condensed Consolidated Financial
                     Statements                                              6

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 6


Part II.       Other Information

      Item 6.     Exhibits and Reports on Form 8-K                          13

Signatures                                                                  14

                                   STAC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                       December 31,     September 30,
                                                           1997             1997
                                                           ----             ----
                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                            $ 30,276         $ 19,089
    Marketable securities                                  20,703           33,040
    Accounts receivable                                     4,082            4,568
    Inventories                                             1,199              590
    Deferred income taxes                                   1,662            1,542
    Other current assets                                      856              685
                                                         --------         --------
            Total current assets                           58,778           59,514

Property and equipment, net                                 4,874            5,288

Deferred income taxes                                       6,344            6,461
Other assets                                                  766              661
                                                         --------         --------
                                                         $ 70,762         $ 71,924
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $  3,131         $  1,751
    Income taxes payable                                    2,008            1,402
    Accrued expenses and other
        current liabilities                                 4,300            4,254
                                                         --------         --------
             Total current liabilities                      9,439            7,407

Other liabilities                                             235              237
                                                         --------         --------
                                                            9,674            7,644
                                                         --------         --------

Minority interest                                             329              157

Stockholders' equity
    Common stock                                           74,801           74,350
    Treasury stock, at cost                               (26,934)         (21,351)
    Cumulative translation adjustment                         (18)            (106)
    Retained earnings                                      12,910           11,230
                                                         --------         --------
             Total stockholders' equity                    60,759           64,123
                                                         --------         --------
                                                         $ 70,762         $ 71,924
                                                         ========         ========

      See accompanying notes to condensed consolidated financial statements

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                            Three Months Ended
                                                                December 31,
                                                                ------------
                                                             1997         1996
                                                             ----         ----
Revenues                                                    $13,970      $10,896
Cost of revenues                                              2,349        1,053
                                                            -------      -------
Gross margin                                                 11,621        9,843
                                                            -------      -------

Operating expenses:
   Research and development                                   3,192        2,333
   Sales and marketing                                        3,562        3,576
   General and administrative                                 1,931        1,197
   Restructuring                                                350           --
                                                            -------      -------
        Total operating expenses                              9,035        7,106
                                                            -------      -------

Operating income                                              2,586        2,737

Interest income                                                 713          601
                                                            -------      -------

Income before income taxes and minority interest              3,299        3,338

Minority interest in income of consolidated subsidiary           45           --
Provision for income taxes                                    1,574        1,134
                                                            -------      -------

Net income                                                  $ 1,680      $ 2,204
                                                            =======      =======

Net income per common share, basic                          $  0.06      $  0.07
                                                            =======      =======
Net income per common share, diluted                        $  0.06      $  0.07
                                                            =======      =======
Weighted average common shares
   outstanding, basic                                        26,829       30,729
                                                            =======      =======
Weighted average common shares
   outstanding, diluted                                      27,751       31,184
                                                            =======      =======

      See accompanying notes to condensed consolidated financial statements

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                             Three Months Ended
                                                                                 December 31,
                                                                             --------------------
                                                                             1997            1996
                                                                             ----            ----
Cash flows from operating activities:
    Net income                                                             $  1,680        $  2,204
    Adjustments required to reconcile net income
      to net cash provided by operating activities:
       Depreciation and amortization                                            644             583
       Deferred stock compensation                                              --              22
       Loss on disposal of fixed assets                                         380              --
       Provision for deferred income taxes                                       (3)            346
       Minority interest in income of consolidated subsidiary                    45              --
    Changes in assets and liabilities, net of business combinations:
       Accounts receivable                                                      486            (474)
       Inventories                                                             (609)            339
       Other current assets                                                    (171)           (373)
       Other assets                                                            (155)             43
       Accounts payable                                                       1,380             (44)
       Income taxes payable                                                     606             292
       Accrued expenses and other current liabilities                            46              45
                                                                           --------        --------
          Net cash provided by operating activities                           4,329           2,983
                                                                           --------        --------

Cash flows from investing activities:
    Purchases of marketable securities                                      (20,219)         (9,321)
    Sales of marketable securities                                           32,556           1,500
    Acquisitions of treasury stock                                           (5,583)             --
    Purchases of property and equipment                                        (560)           (703)
                                                                           --------        --------
          Net cash provided/(used) by investing activities                    6,194          (8,524)
                                                                           --------        --------

Cash flows from financing activities:
    Issuance of common stock                                                    479              10
    Tax benefit from exercise of  stock options                                  97              28
                                                                           --------        --------
          Net cash provided by financing activities                             576              38
                                                                           --------        --------

Effect of exchange rates on cash                                                 88              80
                                                                           --------        --------

Net increase/(decrease) in cash                                              11,187          (5,423)

Cash and cash equivalents at beginning of period                             19,089          35,942
                                                                           --------        --------

Cash and cash equivalents at end of period                                 $ 30,276        $ 30,519
                                                                           ========        ========


      See accompanying notes to condensed consolidated financial statements

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

The accompanying condensed consolidated unaudited financial statements of Stac, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report for the year ended September 30, 1997. In the opinion of management the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of December 31, 1997 and its results of operations for the three month periods ended December 31, 1997 and 1996, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2.  Net Income Per Share:

The Company has adopted Statement of Financial Accounting Standard (FAS) No. 128, "Earnings Per Share." Basic EPS is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period in addition to the weighted average of common stock equivalents outstanding for the period. Net income remains the same for the calculations of basic EPS and diluted EPS. The denominator for the diluted EPS calculation differs from that of basic EPS by the number of common stock equivalents outstanding for each period. The Company has restated EPS for prior periods concurrent with the adoption of FAS 128.


NOTE 3.  Inventories (in thousands; December 31, 1997 unaudited):

                                            December 31,          September 30,
                                                1997                  1997
                                               ------                 ----
               Raw materials                   $  157                 $140
               Finished goods                   1,042                  450
                                               ------                 ----
                                               $1,199                 $590
                                               ======                 ====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Stac, Inc.'s ("Stac" or "the Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels and customer demand for the products incorporating Hi/fn semiconductors, customer concentration, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends, Channel Inventories, New Product Introductions," "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions" and "Stock Price Volatility") and in the Company's Form 10-K.

        Stac designs, develops, markets and supports high-performance, easy-to-deploy, distributed business systems recovery software solutions for enterprise customers which implement the Company's lossless data compression technologies. In addition, through its majority owned OEM networking products subsidiary Hi/fn, Inc. ("Hi/fn"), the Company designs, develops and markets semiconductor and software solutions to improve the efficiency, security and manageability of networks and to enhance the storage capacity of high-capacity/high-speed storage devices. Stac also supports a remote access software suite, which is managed as a mature business unit. The Company focuses its development and marketing resources on the business segments it believes have the highest growth potential and continually evaluates its strategic objectives with respect to its businesses. Stac's products are sold through a variety of domestic and international channels.

        Stac's storage systems recovery software business is comprised of Replica, a high-performance, easy-to-deploy, distributed business systems recovery software product, which enables fast PC server replication and disaster recovery. Replica for NetWare was introduced in February 1996 and Replica for NT was made available in April 1997. In February 1998 Stac announced Replica Sequoia technology, enterprise-wide network data protection for centrally-managed, Windows-based desktop PCs and notebooks. Replica Seqoia is currently deployed in large enterprise beta sites in the United States and Europe. The Company expects the final product to be available on a limited basis during the second calendar quarter of 1998 and to be generally available during the September 1998 quarter. The Company intends to continue to focus on the development of relationships with key system integration partners and is investing significant amounts of its product development, marketing and sales resources in Replica and extensions to Replica.

        The Company also develops and markets remote communications software which is comprised of ReachOut Remote Control software ("ReachOut"), a remote access software suite which allows users to access a remote PC using another PC through the Internet, or over ISDN lines, modems or networks. ReachOut works with Microsoft Corporation's Windows NT, Windows 95, Windows 3.x and DOS operating systems. In January 1998 Stac announced its Enterprise version of ReachOut, an enhanced 32-bit device-independent architecture targeted for helpdesk professionals and network administrators who support a large number of users.

        Hi/fn is focused on improving the efficiency, security and manageability of networks by providing solutions in software and silicon to packet processing bottlenecks. Hi/fn implements lossless data compression in software libraries and semiconductors, which are marketed and sold to manufacturers of routers, firewalls, remote access servers, ISDN connectivity products, storage systems and printers. Currently, the majority of Hi/fn's sales are to the contract suppliers of DLT tape storage products for Quantum Corporation. Hi/fn has also implemented data encryption standards in software and semiconductors for use with data compression to provide high-performance, efficient and secure data transmission capabilities for its customers' products. Hi/fn's products are sold worldwide to OEMs both directly and through manufacturers' representatives.

        Hi/fn has licensed its data compression software to companies such as Microsoft Corporation, Cisco Systems, Inc., Netscape Communications Corporation, Ascend Communications, Inc., 3Com Corporation and Bay Networks, Inc., all of which play significant roles in the development and marketing of Internet and virtual private network products. Virtual private networks enable businesses to reduce their data communications costs by using the public networks, such as the Internet, as an alternative to private leased data communication links. In addition, Hi/fn, Digital Equipment Corporation and Cisco Systems, Inc. have co-authored a proposal to the Internet Engineering Task Force (the "IETF") for the implementation of lossless data compression in the IP Security ("IPSec") protocol. The IPSec is intended for implementation in a wide variety of networking equipment and will facilitate the deployment of virtual private networks. However, there can be no assurance that these proposals will ultimately be adopted by the IETF, or that alternatives using other data compression technology will not be proposed and adopted.

        Stac has received royalties from Microsoft Corporation and IBM Corporation for licenses of its data compression technology since fiscal 1994. The Company expects to receive $1.1 million in the March 1998 quarter, after which the license agreements will be fully paid-up. On an after tax basis, the license fees from Microsoft and IBM have contributed approximately $2.4 million per quarter to net income.

        The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades and other factors described herein. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

RESULTS OF OPERATIONS

        The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:


                                                          Three Months Ended
                                                              December 31,
                                                              ------------
                                                           1997           1996
                                                           ----           ----
Revenues                                                   100%          100%
Cost of revenues                                            17            10
                                                           ---           ---
Gross margin                                                83            90
                                                           ---           ---

Research and development                                    23            21
Sales and marketing                                         25            33
General and administrative                                  14            11
Restructuring                                                3            --
                                                           ---           ---
Total operating expenses                                    65            65
                                                           ---           ---

Operating income                                            18            25
Interest income                                              5             6
                                                           ---           ---

Income before income taxes                                  23            31
Provision for income taxes                                  11            11
                                                           ---           ---

Net income                                                  12%           20%
                                                           ===           ===

        Revenues. Revenues increased 28% to $14.0 million for the quarter ended December 31, 1997 from $10.9 million in the quarter ended December 31, 1996. The increase in revenue is due to higher revenues in the Hi/fn semiconductor business, partially offset by lower software revenues.

        Software sales, which are comprised of domestic and international sales and licenses through distributors, retailers, solution providers, OEMs and direct channels, accounted for $3.7 million, or 26% of revenues for the quarter ended December 31, 1997 compared to $4.8 million, or 44% of revenues in the quarter ended December 31, 1996. The decrease in revenues for the quarter ended December 31, 1997 over the same period in fiscal 1996 is due primarily to declines in ReachOut revenues, and, to a lesser extent, to the September 1997 discontinuance of the Company's Stacker disk compression software. ReachOut has reached a mature phase of the product life cycle and significant growth in sales of ReachOut are not anticipated.

        Revenues from Hi/fn, which are comprised of sales and licenses of semiconductors and software libraries derived from the Company's data compression technology, were $6.3 million, or 45% of revenues for the quarter ended December 31, 1997 compared to $2.1 million, or 19% of revenues in the quarter ended December 31, 1996. The increase in Hi/fn's revenues in the December 31, 1997 quarter, over those in the comparable quarter of the prior fiscal year is due primarily to sales of the Company's data compression coprocessors to suppliers of Quantum, an OEM producer of high-speed/high-capacity tape storage devices. Additionally, revenues for the December 1996 quarter were depressed due primarily to high levels of inventory held by some OEM customers in that quarter, consistent with OEMs' practice of building product in large lots in order to achieve manufacturing efficiencies. The Company expects Hi/fn's revenues in the March 1998 quarter to be the same as or slightly lower than those of the December 1997 quarter, due to the fluctuating demand for Hi/fn products from Quantum's suppliers. See the discussion of "Quarterly Trends, Channel Inventories, New Product Introductions" below.

        Royalties from licenses of Stac's data compression technology to operating systems vendors were $4.0 million in each of the quarters ended December 31, 1997 and 1996, or 29% and 37% of total revenues, respectively. The Company will receive $1.1 million in the March 1998 quarter, after which the licenses will be fully paid up and the license fees will end. On an after tax basis, the license fees from Microsoft and IBM have been contributing approximately $2.4 million per quarter to net income.

        International sales, which are included in the above sales, are comprised primarily of software products and were $1.3 million, or 9% of revenues for the quarter ended December 31, 1997 compared to $1.4 million, or 13% of revenues in the quarter ended December 31, 1996. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

        Cost of Revenues and Gross Margin. Cost of revenues consists primarily of Hi/fn semiconductors which are manufactured to specification by third party foundries for resale by Hi/fn, and the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins decreased to 83% for the quarter ended December 31, 1997 from 90% in the quarter ended December 31, 1996 primarily due to the higher proporation of semiconductor sales which have a higher percentage cost of sales than software products and licensing revenues.

        Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $3.2 million and $2.3 million for the quarters ended December 31, 1997 and 1996, respectively. The increase in product development costs for the quarter ended December 31, 1997 over the comparable period of fiscal 1996 was due primarily to increased developmental activity associated with the Replica product line, and increased developmental activity for Hi/fn semiconductor products. The Company expects to continue to invest in the development of products for which it believes there is a need in the market. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

        Sales and Marketing Expense. Selling and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $3.6 million for each of the quarters ended December 31, 1997 and 1996, respectively. Consolidated sales and marketing expenses are expected to remain the Company's most significant ongoing operating expense.

        General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $1.9 million and $1.2 million for the quarters ended December 31, 1997 and 1996, respectively. The increase in the current period's general and administrative expenses over expenses incurred in the comparable period of the prior fiscal year is primarily due to the addition of management personnel during the 1997 fiscal year and to $425,000 of professional fees related to the anticipated spin-off of the Company's Hi/fn subsidiary.

        Restructuring. The restructuring charge of $0.4 million is primarily for the costs of severance benefits and is part of a total restructuring charge of $1,200,000, $850,000 of which was charged to operations in fiscal 1997.

        Interest Income. Interest income was $0.7 million for the quarter ended December 31, 1997 and $0.6 million for the quarter ended December 31, 1996. The increase in interest income for the December 1997 quarter over the same quarter of 1996 was due to the investment of available cash during the December 1997 quarter in taxable instruments which carry a higher pre-tax yield than the Federal tax-exempt instruments invested in during previous periods. Higher yields from taxable investments were offset in part by lower invested cash balances during the December 1997 quarter, which reflect cash, net of cash generated from operations, used for the Company's share repurchase programs executed beginning in July 1997.

        Income Taxes. The effective income tax rate for the quarters ended December 31, 1997 and 1996 was 42% and 34%, respectively, before the charge in the December 1997 quarter for the professional fees associated with the Hi/fn spin-off, for which no tax benefit has recognized at this time. Contributing to the higher effective tax rate for the December 1997 quarter was the Company's investment of available cash during that quarter in taxable instruments as discussed in "Interest Income" above. Differences in effective tax rates between periods is therefore affected by the proportion of earnings from interest income and income from foreign operations to total earnings, and the different statutory tax rates associated with each of these elements.

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

        Operating Systems. Stac's ReachOut and Replica products currently operate on a limited number of personal computer and network operating systems. ReachOut supports Microsoft Windows NT, Windows 95, Windows 3.x and DOS and is compatible with all 32-bit platforms. Replica supports Windows NT and Novell NetWare servers. Replica customers may require support of the Unix operating system, which the Company does not currently provide. In addition, future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

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

        The Company began shipping Replica business systems recovery software for Novell NetWare during the second quarter of fiscal 1996 and Replica for Windows NT in April 1997. Replica competes with well-established back-up products from Computer Associates, Inc., Seagate Software, Inc. (owned by Seagate Technologies, Inc.), Legato Systems, Inc. and Veritas Software Corporation, all of which have established channels of distribution and installed customer bases. Resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, Replica is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

        The Company's license agreement with IBM Corporation grants IBM the right to implement, but not sublicense, the Company's patented data compression technology in IBM hardware and software products. Also, microprocessor and chip set suppliers, customers and others could seek to expand their product offerings by designing and selling products using competitive data compression, or could rely on software implementations of data compression and/or data encryption, or use other technologies, any of which could render obsolete or adversely affect sales of Hi/fn's semiconductor and software products.

        Stock Price Volatility. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls could be caused by shortfalls in revenues, timing of the receipt of technology license fees and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and marketable securities decreased by $1.2 million to $51.0 million at December 31, 1997 from that at September 30, 1997. The decrease was primarily attributable to purchases of treasury stock, partially offset by cash generated from operations. Working capital decreased by $2.8 million to $49.3 million at December 31, 1997 from that at September 30, 1997.

        During the quarter ended December 31, 1997, the Company repurchased $5,583,000 (943,000 shares) of its outstanding common stock, pursuant to a stock repurchase program announced on October 27, 1997, which authorized the repurchase of up to $10,000,000 of its common stock on the open market or in privately negotiated transactions.

        The Company believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated companies for the next twelve months.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                None

         (b)  Reports on Form 8-K
                None





Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                                    Stac, Inc.
                                       ---------------------------------------



                                               /s/ John R. Witzel
Date:  February 13, 1998               ---------------------------------------
                                                   John R. Witzel
                                            Vice President of Finance and
                                       ---------------------------------------
                                               Chief Financial Officer