Form 10-Q
period 1998-03-31
STAC INC /DE/
filed 1998-05-14
CIK 885073

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

               YES  [X]                              NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1998.

Common Stock, no par value                                            25,348,013
shares

                                   STAC, INC.



                                      INDEX


Part I.        Financial Information

      Item 1.  Financial Statements                                                           Page
                                                                                              ----
                        Condensed Consolidated Balance Sheets
                             as of March 31, 1998 and
                             September 30, 1997                                                  3

                        Condensed Consolidated Statements of
                             Operations for the three and six months
                             ended March 31, 1998 and 1997                                       4

                        Condensed Consolidated Statements of Cash
                             Flows for the six months ended
                             March 31, 1998 and 1997                                             5

                        Notes to Condensed Consolidated Financial
                             Statements                                                          6

      Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                          8


Part II.       Other Information

      Item 4.           Submission of Matters to a vote of Securities Holders                   14

      Item 6.           Exhibits and Reports on Form 8-K                                        14

Signatures                                                                                      15

                                   STAC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                            March 31,     September 30,
                                               1998           1997
                                            --------        --------
                                          (unaudited)
Current assets:
    Cash and cash equivalents               $ 29,221        $ 19,089
    Marketable securities                     15,920          33,040
    Accounts receivable                        3,250           4,568
    Inventories                                  911             590
    Deferred income taxes                      1,241           1,542
    Other current assets                         972             685
                                            --------        --------
        Total current assets                  51,515          59,514

Property and equipment, net                    4,868           5,288

Deferred income taxes                          6,207           6,461
Other assets                                     773             661
                                            --------        --------
                                            $ 63,363        $ 71,924
                                            ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                        $  2,454        $  1,751
    Income taxes payable                         611           1,402
    Accrued expenses and other
      current liabilities                      3,135           4,254
                                            --------        --------
        Total current liabilities              6,200           7,407

Other liabilities                                235             237
                                            --------        --------
                                               6,435           7,644
                                            --------        --------

Minority Interest                                384             157
                                            --------        --------

Stockholders' equity
    Common stock                              75,004          74,350
    Treasury stock                           (32,033)        (21,351)
    Cumulative translation adjustment            (61)           (106)
    Retained earnings                         13,634          11,230
                                            --------        --------
        Total stockholders' equity            56,544          64,123
                                            --------        --------
                                            $ 63,363        $ 71,924
                                            ========        ========

      See accompanying notes to condensed consolidated financial statements

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                             Three Months Ended          Six Months Ended
                                                 March 31,                   March 31,
                                                 ---------                   ---------
                                            1998           1997         1998          1997
                                           -------       -------       -------       -------
Revenues                                   $10,151       $11,624       $24,120       $22,520

Cost of revenues                             1,775         1,555         4,123         2,608
                                           -------       -------       -------       -------

Gross margin                                 8,376        10,069        19,997        19,912
                                           -------       -------       -------       -------

Operating expenses:
   Research and development                  3,132         2,886         6,324         5,219
   Sales and marketing                       3,184         4,327         6,746         7,903
   General and administrative                1,393         1,362         3,324         2,559
   Restructuring                                --            --           350            --
                                           -------       -------       -------       -------

      Total operating expenses               7,709         8,575        16,744        15,681
                                           -------       -------       -------       -------

Operating income                               667         1,494         3,253         4,231

Interest income                                643           567         1,356         1,168
                                           -------       -------       -------       -------

Income before income taxes and
    minority interest                        1,310         2,061         4,609         5,399

Minority interest                               39            --            85            --

Provision for income taxes                     546           781         2,120         1,915
                                           -------       -------       -------       -------

Net income                                 $   725       $ 1,280       $ 2,404       $ 3,484
                                           =======       =======       =======       =======

Net income per common share, basic         $  0.03       $  0.04       $  0.09       $  0.11

Net income per common share, diluted       $  0.03       $  0.04       $  0.09       $  0.11

Weighted average common shares
  outstanding, basic                        25,699        30,741        26,264        30,724

Weighted average common shares
   outstanding, diluted                     26,294        31,101        27,023        31,132



      See accompanying notes to condensed consolidated financial statements

                                  STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                               Six Months Ended
                                                                                     March 31,
                                                                           ------------------------
                                                                             1998             1997
                                                                           --------        --------
Cash flows from operating activities:
    Net income                                                             $  2,404        $  3,484
    Adjustments required to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization                                          1,240           1,205
       Deferred stock compensation                                               --              (9)
       Provision for deferred income taxes                                      555             387
       Minority interest in income of consolidated subsidiary                    85              --
    Changes in assets and liabilities, net of business combinations:
       Accounts receivable                                                    1,318              62
       Inventories                                                             (321)            267
       Other current assets                                                    (287)           (373)
       Other assets                                                            (162)             (8)
       Accounts payable                                                         703             469
       Income taxes payable                                                    (791)           (161)
       Accrued expenses and other current liabilities                          (739)            210
                                                                           --------        --------
          Net cash provided by operating activities                           4,005           5,533
                                                                           --------        --------

Cash flows from investing activities:
    Purchases of marketable securities                                      (23,436)        (16,818)
    Sales of marketable securities                                           40,556           5,500
    Acquisitions of treasury stock                                          (10,682)             --
    Purchases of property and equipment                                      (1,150)         (1,704)
                                                                           --------        --------
          Net cash provided/(used) by investing activities                    5,288         (13,022)
                                                                           --------        --------

Cash flows from financing activities:
    Issuance of common stock                                                    637             243
    Tax benefit from exercise of  stock options                                 157              44
                                                                           --------        --------
          Net cash provided by financing activities                             794             287
                                                                           --------        --------

Effect of exchange rates on cash                                                 45              27
                                                                           --------        --------

Net increase/(decrease) in cash                                              10,132          (7,175)

Cash and cash equivalents at beginning of period                             19,089          35,942
                                                                           --------        --------

Cash and cash equivalents at end of period                                 $ 29,221        $ 28,767
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

The accompanying condensed consolidated unaudited financial statements of Stac, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report for the year ended September 30, 1997. In the opinion of management the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of March 31, 1998 and its results of operations for the three and six month periods ended March 31, 1998 and 1997, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2.  Net Income Per Share:

The Company has adopted Statement of Financial Accounting Standard (FAS) No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. Net income remains the same for the calculations of basic EPS and diluted EPS. The Company has restated EPS for prior periods concurrent with the adoption of FAS 128. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended March 31, 1998 and 1997 is presented below.


                             Three Months Ended                         Six Months Ended
                                March 31 1998,                            March 31 1998,
                                --------------                            --------------

                                                 Per-Share                              Per-Share
                         Net Income    Shares      Amount          Net Income   Shares    Amount
                         ----------    ------      ------          ----------   ------    ------
Net Income                $   725                                  $   2,404

Basic EPS                              25,699       $0.03                       26,264       $0.09

Dilutive Securities                       595                                      759
                                      -------                                    -----

Diluted EPS                            26,294       $0.03                        27,023      $0.09
                                      =======                                    ======


                             Three Months Ended                 Six Months Ended
                                March 31 1997,                    March 31 1997,
                                --------------                    --------------

                                              Per-Share                              Per-Share
                     Net Income     Shares     Amount          Net Income   Shares    Amount
                     ----------     ------     ------          ----------   ------    ------

Net Income              $1,280                                   $3,484

Basic EPS                           30,741       $0.04                      30,724      $0.11

Dilutive Securities                    360                                     408
                                  --------                                --------

Diluted EPS                         31,101       $0.04                      31,132      $0.11
                                  ========                                ========



NOTE 3. Inventories (in thousands; March 31, 1998 unaudited):

                                                March 31,     September 30,
                                                  1998            1997
                                               -------        --------
               Raw materials                  $    148        $    140
               Finished goods                      763             450
                                               -------        --------
                                              $    911        $    590
                                               =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Stac, Inc.'s ("Stac" or "the Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels and customer demand for the products incorporating Hi/fn semiconductors, customer concentration, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends, Channel Inventories, New Product Introductions," "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions" and "Stock Price Volatility") and in the Company's Form 10-K for the year ended September 30, 1997 and Form 10-Q for the period ended December 31, 1997.

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

        Stac's storage systems recovery software business is comprised of Replica, a high-performance, easy-to-deploy, distributed business systems recovery software product, which enables fast PC server replication and disaster recovery. Replica for NetWare was introduced in February 1996 and Replica for NT was made available in April 1997. In May 1998 Stac announced Replica NDM technology, enterprise-wide network data protection for centrally-managed, Windows-based desktop PCs and notebooks. Replica Sequoia is currently deployed in large enterprise beta sites in the United States and Europe. The Company expects the final product to be available on a limited basis in June 1998 and to be generally available during the September 1998 quarter. The Company intends to continue to focus on the development of relationships with key software OEMs and system integration partners and is investing significant amounts of its product development, marketing and sales resources in Replica and extensions to Replica.

        The Company also develops and markets remote communications software which is comprised of ReachOut Remote Control software ("ReachOut"), a remote access software suite which allows users to access a remote PC using another PC through the Internet, or over ISDN lines, modems or networks. ReachOut works with Microsoft Corporation's Windows NT, Windows 95, Windows 3.x and DOS operating systems. ReachOut Enterprise, released in February 1998, has been architected as a 32-bit end-to-end solution targeted for helpdesk professionals and network administrators who support a large number of users.

        Hi/fn is focused on improving the efficiency, security and manageability of networks by providing solutions in software and silicon to packet processing bottlenecks. Hi/fn implements lossless data compression in software libraries and semiconductors, which are marketed and sold to manufacturers of routers, firewalls, remote access servers, ISDN connectivity products, storage systems and printers. Currently, the majority of Hi/fn's sales are to the contract manufacturers of Quantum Corporation's DLT tape storage products. Hi/fn has also implemented data encryption standards on semiconductors for use with data compression to provide high-performance, efficient and secure data transmission capabilities for its customers' products. In March 1998, Hi/fn shipped the first production quantities of its 7711 encryption/compression coprocessor, which is the industry's first chip to incorporate both data encryption and data compression and to implement the IP Security ("IPSec") protocol. Hi/fn's products are sold worldwide to OEMs both directly and through manufacturers' representatives.

        Hi/fn has licensed its data compression software to companies such as Microsoft Corporation, Cisco Systems, Inc., Netscape Communications Corporation, Ascend Communications, Inc., 3Com Corporation and Bay Networks, Inc., all of which play significant roles in the development and marketing of Internet and virtual private network products. Virtual private networks enable businesses to reduce their data communications costs by using the public networks, such as the Internet, as an alternative to private leased data communication links. In addition, Hi/fn, Digital Equipment Corporation and Cisco Systems, Inc. have co-authored a proposal to the Internet Engineering Task Force (the "IETF") for the implementation of lossless data compression in the IPSec protocol. IPSec is intended for implementation in a wide variety of networking equipment and will facilitate the deployment of virtual private networks. However, there can be no assurance that these proposals will ultimately be adopted by the IETF, or that alternatives using other data compression technology will not be proposed and adopted.

        Stac has received royalties from Microsoft Corporation and IBM Corporation for licenses of its data compression technology since fiscal 1994. The Company received final payments of $1.1 million in the March 1998 quarter. On an after tax basis, in prior quarters, the license fees from Microsoft and IBM have contributed approximately $2.4 million per quarter to net income. In the current quarter the after tax contribution is $0.7 million.

        The following discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades and other factors described herein. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.


RESULTS OF OPERATIONS

        The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                               Three Months Ended            Six Months Ended
                                                    March 31,                   March 31,
                                                    ---------                   ---------
                                               1998           1997          1998          1997
                                               ----           ----          ----          ----

Revenues                                           100%          100%          100%         100%
Cost of revenues                                    17            13            17           12
                                              ---------      --------     ---------     --------
Gross margin                                        83            87            83           88
                                              ---------      --------     ---------     --------

Research and development                            31            25            26           23
Sales and marketing                                 31            37            28           35
General and administrative                          14            12            14           11
Restructuring                                        -             -             2            -

                                              ---------      --------     ---------     --------
Total operating expenses                            76            74            70           69
                                              ---------      --------     ---------     --------

Operating income                                     7            13            13           19
Interest income                                      6             5             6            5
                                              ---------      --------     ---------     --------

Income before income taxes and minority
interest                                            13            18            19           24

Minority interest                                    1             -             1            -
Provision for income taxes                           5             7             8            9
                                              ---------      --------     ---------     --------

Net income                                           7%           11%           10%          15%
                                              =========      ========     =========     ========

        Revenues. Revenues decreased 13% to $10.1 million for the quarter ended March 31, 1998 from $11.6 million in the quarter ended March 31, 1997. Revenues increased 7% to $24.1 million in the six month period ended March 31, 1998 from $22.5 million in the comparable period of the prior fiscal year. The decrease in revenue for the March 1998 quarter from the comparable quarter of the prior fiscal year is due to lower license fee payments from IBM and Microsoft and lower software revenues, partially offset by higher revenues in the Hi/fn semiconductor business. The increase in revenue for the six months ended March 31, 1998 over the comparable period of the prior fiscal year is due to higher Hi/fn revenues, partially offset by lower license fee payments from IBM and Microsoft and lower software revenues.

        Software sales, which are comprised of domestic and international sales and licenses through distributors, solution providers and OEMs, accounted for $3.8 million, or 37% of revenues for the quarter ended March 31, 1998 compared to $4.6 million, or 40% of revenues in the quarter ended March 31, 1997, and $7.5 million, or 31% of revenues for the six months ended March 31, 1998, compared to $9.4 million, or 42% of revenues in the six months ended March 31, 1997. The decrease in revenues for the quarter and six month periods is primarily due to an expected decline in retail sales of ReachOut, partially offset by increased sales of Replica. Sales of Stac's Replica 3 product line more than doubled in the March 1998 three and six month periods from those of a year ago as a result of increasing sales of Replica for Windows NT, introduced in April 1997. ReachOut has reached a mature phase of the product life cycle and significant growth in sales of this product is not anticipated.

        Revenues from Hi/fn, which are comprised of sales and licenses of semiconductors and software libraries derived from the Company's data compression technology, were $5.2 million, or 52% of revenues for the quarter ended March 31, 1998 compared to $3.0 million, or 26% of revenues in the quarter ended March 31, 1997. Revenues for the six month period ended March 31, 1998 were $11.5 million or 48% of total revenue, compared to $5.1 million, or 23% of revenues in the six months ended March 31, 1997. The increase in Hi/fn's revenues for the quarter was the result of increased sales of compression chips to contract manufacturers of Quantum for their DLT tape drives, and increased shipments of semiconductors to network equipment OEMs, including the first shipment of Hi/fn's 7711 encryption/compression coprocessor. The increase in revenues for the six month period ended March 31, 1998 over the comparable period of the prior fiscal year is due to the increased shipments as discussed above, and due to depressed revenues during the December 1996 quarter, resulting from high levels of inventory held by some OEM customers in that quarter, consistent with OEMs' practice of building product in large lots in order to achieve manufacturing efficiencies. See the discussion of "Quarterly Trends, Channel Inventories, New Product Introductions" below. The Company expects Hi/fn's revenues in the June 1998 quarter to be approximately the same as those of the March 1998 quarter, due to the fluctuating demand for Hi/fn products from Quantum's contractors.

        Royalties from licenses of Stac's data compression technology to operating systems vendors were $1.1 million, or 11% of revenues in the quarter ended March 31, 1998, and $4.0 million, or 34% or revenues in the comparable period of the prior fiscal year. Royalties for the six month period ended

March 31, 1998 were $5.1 million, or 21% of revenues, while royalties for the six month period ended March 31, 1997 were $8.0 million, or 35% of revenues. The $1.1 million in the current quarter represents the completion of royalty payments related to the underlying license agreements from Microsoft and IBM.

        International sales, which are included in the above sales, are comprised primarily of software products and were $1.3 million, or 13% of revenues for the quarter ended March 31, 1998 compared to $1.2 million, or 10% of revenues in the quarter ended March 31, 1997, and $2.6 million, or 11% of revenues for the six month periods ended March 31, 1998 and 1997. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

        Cost of Revenues and Gross Margin. Cost of revenues consists primarily of Hi/fn semiconductors which are manufactured to specification by third party foundries for resale by Hi/fn, and the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins decreased to 83% for the quarter ended March 31, 1998 from 87% in the quarter ended March 31, 1997, and to 83% for the six months ended March 31, 1998 from 88% for the six months ended March 31, 1997 primarily due to the higher proportion of semiconductor sales which have a higher percentage cost of sales than software products and licensing revenues and to the decrease in IBM and Microsoft licensing revenues which carried 100% gross margins.

        Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $3.1 million and $2.9 million for the quarters ended March 31, 1998 and March 31, 1997 respectively, and $6.3 million and $5.2 million respectively for the six month periods ended March 31, 1998 and March 31, 1997. The increase in product development costs for both the three and six month periods of the current fiscal year over that of the prior year was due primarily to increased developmental activity associated with the Replica product line, and increased developmental activity for Hi/fn semiconductor products. The Company expects to continue to invest in the development of products for which it believes there is a need in the market and expects its development costs in the June 1998 quarter to increase those of the prior quarter due to OEM integration projects. However, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

        Sales and Marketing Expense. Selling and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $3.2 million for the quarter ended March 31, 1998 and $4.3 million for the quarter ended March 31, 1997. These expenses were $6.7 million and $7.9 million for the six month periods ended March 31, 1998 and March 31, 1997, respectively. The reduced spending in both the three and six month periods of the current fiscal year over that of the prior year is the result of a corporate restructuring completed in the December 1997 quarter. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense.

        General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $1.4 million in each of the quarters ended March 31, 1998 and March 31, 1997, respectively. These costs were $3.3 million in the six month period ended March 31, 1998, compared to $2.6 million in the six months ended March 31, 1997. The increase in the six month period's general and administrative expenses over expenses incurred in the comparable period of the prior fiscal year is primarily due to $425,000 of professional fees related to the anticipated spin-off of the Company's Hi/fn subsidiary, incurred in the December 1997 quarter.

        Restructuring. The restructuring charge of $0.4 million is primarily for the costs of severance benefits and is part of a total restructuring charge of $1,200,000, $850,000 of which was charged to operations in fiscal 1997.

        Interest Income. Interest income was $0.6 million for the quarters ended March 31, 1998 and 1997, and $1.4 million for the six months ended March 31, 1998 compared to $1.2 million for the comparable period of the prior fiscal year. The increase in interest income for the six months ended March 31, 1998 over the six months ended March 31, 1997 was due to the investment of available cash during the March 1998 time period in taxable instruments which carry a higher pre-tax yield than the Federal tax-exempt instruments invested in during previous periods. Higher yields from taxable investments were offset in part by lower invested cash balances during the March 1998 period, net of cash generated from operations, as a result of the Company's share repurchase programs executed beginning in July 1997.

        Income Taxes. The effective income tax rate for the quarters ended March 31, 1998 and 1997 was 42% and 38%, respectively, and 42% and 35%, for the six month periods ended March 31, 1998 and 1997, respectively, before the charge in the December 1997 quarter for the professional fees associated with the Hi/fn spin-off, for which no tax benefit has recognized at this time. Contributing to the higher effective tax rate for the fiscal 1998 periods was the Company's investment of available cash during that quarter in taxable instruments as discussed in "Interest Income" above. Differences in effective tax rates between periods is therefore affected by the proportion of earnings from interest income and income from foreign operations to total earnings, and the different statutory tax rates associated with each of these elements.

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

        Hi/fn's customers order semiconductor products to meet production schedules based on forecasts of demand for their products. Additionally, OEMs frequently contract with third party manufacturers to build their products in large lot sizes to achieve manufacturing efficiencies. As a result of these practices, OEM semiconductor and finished product inventories can vary significantly depending on actual sales, the continuation of sales trends, and the timing of contractor manufacturing cycles, with the result that demand for the Company's semiconductor products may have cyclical increases and decreases.

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


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and marketable securities decreased by $7.0 million to $45.1 million at March 31, 1998 from that at September 30, 1997. The decrease was primarily attributable to purchases of treasury stock, partially offset by cash generated from operations. Working capital decreased by $6.8 million to $45.3 million at March 31, 1998 from that at September 30, 1997.

        During the six months ended March 31, 1998, the Company repurchased $10.7 million (1,937,000 shares) of its outstanding common stock, pursuant to a stock repurchase program announced on October 27, 1997, which authorized the repurchase of its common stock on the open market or in privately negotiated transactions.

        The Company believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated companies for the next twelve months.

                           PART II - OTHER INFORMATION

Item 4. The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on March 10, 1998. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the 1999 Annual Meeting of Stockholders or until his successor is elected and (ii) ratified the selection of Price Waterhouse, LLP as the Company's independent accountants for the fiscal year ending September 30, 1998.


           The Company had 26,068,747 shares of Common Stock outstanding as of January 16, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 25,880,760 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:


           Proposal 1:  Election of Directors

                                                      Voting Shares           Voting Shares
                                                      In Favor                Against
                                                      --------                -------
                     Director

                     Gary W. Clow                      25,646,776               233,984
                     Douglas L. Whiting, Ph.D.         25,653,202               227,558
                     Charles H. Gaylord, Jr.           25,653,202               227,558
                     Robert W. Johnson                 25,653,202               227,558
                     Antonio Perez                     25,650,002               230,758



           Proposal 2:  Ratification of Selection of Independent Accountants

                     Votes in favor:                   25,741,327
                     Votes against:                        62,121
                     Abstentions:                          77,312



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
               None

         (b)  Reports on Form 8-K
               None


Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.






                                                Stac, Inc.
                                   ------------------------------------
                                               (Registrant)



Date:  May 14, 1998                       /s/ JOHN R. WITZEL
                                   ------------------------------------
                                              John R. Witzel
                                       Vice President of Finance and
                                          Chief Financial Officer