Form 10-Q
period 1998-06-30
STAC INC /DE/
filed 1998-08-04
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

              YES  [X]                                        NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1998.

Common Stock, no par value                                     24,142,796 shares

                                   STAC, INC.


                                      INDEX


Part I. Financial Information

        Item 1.  Financial Statements                                          Page
                                                                               ----
                      Condensed Consolidated Balance Sheets
                            as of June 30, 1998 and
                            September 30, 1997                                   3

                      Condensed Consolidated Statements of
                            Operations for the three and nine months
                            ended June 30, 1998 and 1997                         4

                      Condensed Consolidated Statements of Cash
                            Flows for the nine months ended
                            June 30, 1998 and 1997                               5

                      Notes to Condensed Consolidated Financial
                            Statements                                           6

         Item 2. Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                           8


Part II. Other Information

         Item 6.                 Exhibits and Reports on Form 8-K               15

Signatures                                                                      16


                                   STAC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                 ASSETS
                                                            June 30,         September 30,
                                                              1998               1997
                                                            --------         -------------
                                                          (unaudited)
Current assets:
      Cash and cash equivalents                             $ 36,775           $ 19,089
      Marketable securities                                    2,973             33,040
      Accounts receivable                                      3,470              4,568
      Inventories                                                476                590
      Deferred income taxes                                    1,282              1,542
      Other current assets                                     1,186                685
                                                            --------           --------
           Total current assets                               46,162             59,514

Property and equipment, net                                    4,633              5,288

Deferred income taxes                                          6,138              6,461
Other assets                                                   1,074                661
                                                            --------           --------
                                                            $ 58,007           $ 71,924
                                                            ========           ========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                      $  2,260           $  1,751
      Income taxes payable                                        --              1,402
      Accrued expenses and other
        current liabilities                                    3,409              4,254
                                                            --------           --------
           Total current liabilities                           5,669              7,407

Other liabilities                                                235                237
                                                            --------           --------
                                                               5,904              7,644
                                                            --------           --------

Minority interest                                                421                157
                                                            --------           --------

Stockholders' equity
      Common stock                                            75,144             74,350
      Treasury stock                                         (36,322)           (21,351)
      Cumulative translation adjustment                          (29)              (106)
      Retained earnings                                       12,889             11,230
                                                            --------           --------
           Total stockholders' equity                         51,682             64,123
                                                            --------           --------
                                                            $ 58,007           $ 71,924
                                                            ========           ========


      See accompanying notes to condensed consolidated financial statements

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                          Three Months Ended                   Nine Months Ended
                                                             June 30,                              June 30,
                                                     ---------------------------          --------------------------
                                                       1998               1997              1998              1997
                                                     --------           --------          --------          --------
Revenues                                             $  8,776           $ 11,584          $ 32,896          $ 34,104

Cost of revenues                                        1,726              1,571             5,849             4,180
                                                     --------           --------          --------          --------

Gross margin                                            7,050             10,013            27,047            29,924
                                                     --------           --------          --------          --------

Operating expenses:
     Research and development                           3,313              3,002             9,637             8,221
     Sales and marketing                                3,816              4,714            10,562            12,617
     General and administrative                         1,564              1,385             4,888             3,944
     Restructuring                                         --                 --               350                --
                                                     --------           --------          --------          --------

         Total operating expenses                       8,693              9,101            25,437            24,782
                                                     --------           --------          --------          --------

Operating income (loss)                                (1,643)               912             1,610             5,142

Interest income                                           598                643             1,953             1,811
                                                     --------           --------          --------          --------

Income (loss) before income taxes and
    minority interest                                  (1,045)             1,555             3,563             6,953

Minority interest                                          21                 --               105                --

Provision for (benefit from) income taxes                (321)               451             1,799             2,365
                                                     --------           --------          --------          --------

Net income (loss)                                    $   (745)          $  1,104          $  1,659          $  4,588
                                                     ========           ========          ========          ========

Net income (loss) per common share, basic            $  (0.03)          $   0.04          $   0.07          $   0.15

Net income (loss) per common share, diluted          $  (0.03)          $   0.04          $   0.06          $   0.15

Weighted average common shares
  outstanding, basic                                   25,022             30,780            25,850            30,744

Weighted average common shares
   outstanding, diluted                                25,022             31,043            26,535            31,103



      See accompanying notes to condensed consolidated financial statements

                                   STAC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                              Nine Months Ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                           1998               1997
                                                                         --------           --------
Cash flows from operating activities:
      Net income                                                         $  1,659           $  4,588
      Adjustments required to reconcile net income
         to net cash provided by operating activities:
         Depreciation and amortization                                      2,111              1,900
         Deferred stock compensation                                           --                 (9)
         Provision for deferred income taxes                                  583                548
         Minority interest in income of consolidated subsidiary               105                 --
      Changes in assets and liabilities:
         Accounts receivable                                                1,098                 21
         Inventories                                                          114                135
         Other current assets                                                (501)              (493)
         Other assets                                                        (705)               (65)
         Accounts payable                                                     509                355
         Income taxes payable                                              (1,402)              (552)
         Accrued expenses and other current liabilities                      (465)              (232)
                                                                         --------           --------
            Net cash provided by operating activities                       3,106              6,196
                                                                         --------           --------

Cash flows from investing activities:
      Purchases of marketable securities                                  (26,489)           (19,253)
      Sales of marketable securities                                       56,556             12,850
      Acquisitions of treasury stock                                      (14,971)                --
      Purchases of property and equipment                                  (1,544)            (3,007)
                                                                         --------           --------
            Net cash provided (used) by investing activities               13,552             (9,410)
                                                                         --------           --------

Cash flows from financing activities:
      Issuance of common stock                                                796                355
      Tax benefit from exercise of  stock options                             155                 80
                                                                         --------           --------
            Net cash provided by financing activities                         951                435
                                                                         --------           --------

Effect of exchange rates on cash                                               77                 51
                                                                         --------           --------

Net increase (decrease) in cash                                            17,686             (2,728)

Cash and cash equivalents at beginning of period                           19,089             35,942
                                                                         --------           --------

Cash and cash equivalents at end of period                               $ 36,775           $ 33,214
                                                                         ========           ========

Supplemental non-cash activities:

     Conversion of deferred compensation to equity
          upon exercise of common stock options                          $     (2)          $     --
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

The accompanying condensed consolidated unaudited financial statements of Stac, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report for the year ended September 30, 1997. In the opinion of management the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of June 30, 1998 and its results of operations for the three and nine month periods ended June 30, 1998 and 1997, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2.  Net Income (Loss) Per Share:

The Company has adopted Statement of Financial Accounting Standard (FAS) No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net income remains the same for the calculations of basic EPS and diluted EPS. The Company has restated EPS for prior periods concurrent with the adoption of FAS 128. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended June 30, 1998 and 1997 is presented below.


                                            Three Months Ended                                       Nine Months Ended
                                             June 30, 1998                                            June 30, 1998
                              ---------------------------------------------             ----------------------------------------
                                                                 Per-Share                                             Per-Share
                              Net Loss             Shares         Amount                Net Income       Shares         Amount
                              --------             ------         ------                ----------       ------         ------

Net Income (loss)            $  (745)                                                     $1,659

Basic EPS                                          25,022        ($0.03)                                 25,850         $0.07

Dilutive Securities                                     -                                                   685
                                                   ------                                                ------

Diluted EPS                                        25,022        ($0.03)                                 26,535         $0.06
                                                   ======                                                ======


                                            Three Months Ended                                       Nine Months Ended
                                             June 30, 1997                                            June 30, 1997
                              ---------------------------------------------             ----------------------------------------
                                                                 Per-Share                                             Per-Share
                              Net Loss             Shares         Amount                Net Income       Shares         Amount
                              --------             ------         ------                ----------       ------         ------

Net Income                   $  1,104                                                   $ 4,588

Basic EPS                                          30,780         $0.04                                  30,744          $0.15

Dilutive Securities                                   263                                                   359
                                                   ------                                                ------

Diluted EPS                                        31,043         $0.04                                  31,103          $0.15
                                                   ======                                                ======



NOTE 3. Inventories (in thousands; June 30, 1998 unaudited):

                                                        June 30,       September 30,
                                                          1998             1997
                                                          ----             ----
                     Raw materials                      $   122           $  140
                     Finished goods                         354              450
                                                        -------           ------
                                                        $   476           $  590
                                                        =======           ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

           Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Stac, Inc.'s ("Stac" or "the Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels and customer demand for the products incorporating Hi/fn semiconductors, customer concentration, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends, Channel Inventories, New Product Introductions," "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions" and "Stock Price Volatility") and in the Company's Form 10-K for the year ended September 30, 1997 and Forms 10-Q for the periods ended December 31, 1997 and March 31, 1998.

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

           Stac's storage systems recovery software business is comprised of Replica, a high-performance, easy-to-deploy, distributed business systems recovery software product, which enables fast PC server replication and disaster recovery. Replica for NetWare was introduced in February 1996 and Replica for NT was made available in April 1997. In the June quarter the company installed a production version of Replica Network Data Manager (NDM), enterprise-wide network data protection for centrally-managed, Windows-based desktop PCs and notebooks, at certain beta sites for evaluation and testing. Replica NDM will be available to qualified accounts during the September 1998 quarter. The Company intends to continue to focus on the development of relationships with key software OEMs and system integration partners and is investing significant amounts of its product development, marketing and sales resources in the Replica family of products.

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

           Hi/fn designs, develops and markets high-performance multi-protocol packet processors -- advanced semiconductor devices that enable secure, high-bandwidth network connectivity and efficient storage of business information. The Company's packet processor products perform the computationally intensive tasks of compression and/or encryption, providing its customers with high-performance, interoperable implementations of a wide variety of industry-standard networking and storage protocols. The Company's products are used in a variety of networking and storage equipment such as routers, remote access concentrators, firewalls and back-up storage devices.

           The Company's packet processors allow network equipment vendors to add bandwidth enhancement and security capabilities to their products. The Company's products provide high-performance implementations of key algorithms used in the implementation of Virtual Private Networks ("VPNs"). VPNs enable businesses to reduce wide area networking costs by replacing dedicated leased lines with lower cost IP-based networks such as the Internet. Using VPNs, businesses also can provide trading partners and other constituents with secure, authenticated access to the corporate network, increasing productivity through improved communications with business partners. Storage equipment vendors use the Company's products to improve the performance and capacity of mid-to high-end tape back-up systems.

           The Company has previously stated that it intends to "spin-off" its Hi/fn subsidiary through a tax-free dividend to Stac shareholders, subject to business and market conditions. The Company is continuing to evaluate the factors that influence the decision to spin-off of Hi/fn and intends to make a public announcement in the event such decision is reached. Should Stac commit itself to a formal plan to execute the spin-off and distribution, an assessment of the realizability of the deferred income tax assets could require that an allowance for these assets be established with a resultant charge to earnings in the amount of their carrying value.

           Stac has received royalties from Microsoft Corporation and IBM Corporation for licenses of its data compression technology since fiscal 1994. The Company received final payments of $1.1 million in the March 1998 quarter. In prior quarters, the license fees from Microsoft and IBM have contributed approximately $2.4 million, net of taxes, per quarter to net income.

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


RESULTS OF OPERATIONS

           The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                                     Three Months Ended            Nine Months Ended
                                                         June 30,                      June 30,
                                                    1998            1997          1998            1997
                                                    ----            ----          ----            ----
Revenues                                            100%            100%           100%           100%
Cost of revenues                                     20              14             18             12
                                                   ----            ----           ----           ----
Gross margin                                         80              86             82             88
                                                   ----            ----           ----           ----

Research and development                             38              26             29             24
Sales and marketing                                  43              40             32             37
General and administrative                           18              12             15             12
Restructuring                                        --              --              1             --
                                                   ----            ----           ----           ----
Total operating expenses                             99              78             77             73
                                                   ----            ----           ----           ----

Operating income (loss)                             (19)              8              5             15

Interest income                                       7               6              6              5
                                                   ----            ----           ----           ----

Income (loss) before income taxes
and minority interest                               (12)             14             11             20

Minority interest                                    --              --              1             --
Provision for (benefit from) income taxes            (4)              4              5              7
                                                   ----            ----           ----           ----

Net income (loss)                                    (8)%            10%             5%            13%
                                                   ====            ====           ====           ====


           Revenues. Revenues decreased 24% to $8.8 million for the quarter ended June 30, 1998 from $11.6 million in the quarter ended June 30, 1997. Revenues decreased 4% to $32.9 million in the nine month period ended June 30, 1998 from $34.1 million in the comparable period of the prior fiscal year. The decrease in revenue for the June 1998 quarter and nine months from the comparable periods of the prior fiscal year is due to the completion of license fee payments from IBM and Microsoft in January 1998, partially offset by higher revenues in the Hi/fn semiconductor business.

           Software sales, which are comprised of domestic and international sales and licenses through distributors, solution providers and OEMs, accounted for $3.8 million, or 43% of revenues for the quarter ended June 30, 1998 compared to $3.7 million, or 32% of revenues in the quarter ended June 30, 1997, and $11.3 million, or 34% of revenues for the nine months ended June 30, 1998, compared to $13.1 million, or 39% of revenues in the nine months ended June 30, 1997. The decrease in revenues for the nine month period ended June 30, 1998 is primarily due to the expected decline in retail sales of ReachOut, partially offset by increased sales of Replica. Sales of Stac's Replica 3 product line more than doubled in the June 1998 three and nine month periods from those of a year ago as a result of increasing sales of Replica for Windows NT, introduced in April 1997. ReachOut has reached a mature phase of the product life cycle and growth in sales of this product is not anticipated.

           Revenues from Hi/fn, which are comprised of sales and licenses of semiconductors and software libraries derived primarily from the Company's data compression technology, were $5.0 million, or 57% of revenues for the quarter ended June 30, 1998 compared to $3.9 million, or 34% of revenues in the quarter ended June 30, 1997. Revenues for the nine month period ended June 30, 1998 were $16.5 million or 50% of total revenue, compared to $9.0 million, or 26% of revenues in the nine months ended June 30, 1997. The increase in Hi/fn's revenues for the quarter ended June 30, 1998 was primarily the result of increased sales of compression chips to contract manufacturers of Quantum for their DLT tape drives and increased revenue from software licenses. The increase in revenues for the nine month period ended June 30, 1998 over the comparable period of the prior fiscal year is primarily due to the increased shipments of compression chips as discussed above, which was due, in part, to depressed revenues during the December 1996 quarter, resulting from high levels of inventory held by some OEM customers in that quarter, consistent with OEMs' practice of building product in large lots in order to achieve manufacturing efficiencies. (See the discussion of "Quarterly Trends, Channel Inventories, New Product Introductions" below.) The increase is also due to a doubling of shipments of semiconductors to network equipment OEMs in the current period compared to the nine months ended June 1997. The current periods' shipments to networking equipment OEMs include Hi/fn's 7711 encryption/compression coprocessor. The Company expects Hi/fn's revenues in the September 1998 quarter to be the same as or slightly lower than those of the June 1998 quarter, due to the fluctuating demand for Hi/fn's products from Quantum's supplier.

           There were no royalties from licenses of Stac's data compression technology to operating systems vendors in the quarter ended June 30, 1998, compared to $4.0 million, or 34% of revenues in the comparable period of the prior fiscal year. Royalties for the nine month period ended June 30, 1998 were $5.1 million, or 16% of revenues, while royalties for the nine month period ended June 30, 1997 were $12.0 million, or 35% of revenues. The $5.1 million in the current nine month period represents the completion of royalty payments related to the underlying license agreements from Microsoft and IBM.

           International sales, which are included in the above sales, are comprised primarily of software products and were $1.2 million, or 14% of revenues for the quarter ended June 30, 1998 compared to $1.2 million, or 10% of revenues in the quarter ended June 30, 1997, and $3.8 million, or 12% and $3.7 million and 11% of revenues for the nine month periods ended June 30, 1998 and 1997, respectively. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

           Cost of Revenues and Gross Margin. Cost of revenues consists primarily of Hi/fn semiconductors which are manufactured to specification by third party foundries for resale by Hi/fn, and the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins decreased to 80% for the quarter ended June 30, 1998 from 86% in the quarter ended June 30, 1997, and to 82% for the nine months ended June 30, 1998 from 88% for the nine months ended June 30, 1997 primarily due to the higher proportion of semiconductor sales, which have a higher percentage cost of sales than software products, and due to the decrease in IBM and Microsoft licensing revenues which carried 100% gross margins.

           Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $3.3 million and $3.0 million for the quarters ended June 30, 1998 and June 30, 1997 respectively, and $9.6 million and $8.2 million respectively for the nine month periods ended June 30, 1998 and June 30, 1997. The increase in product development costs for both the three and nine month periods of the current fiscal year over that of the prior year was due primarily to increased developmental activity for Hi/fn semiconductor products. The Company expects to continue to invest in the development of products for which it believes there is a need in the market, however, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

           Sales and Marketing Expense. Selling and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $3.8 million for the quarter ended June 30, 1998 and $4.7 million for the quarter ended June 30, 1997. These expenses were $10.6 million and $12.6 million for the nine month periods ended June 30, 1998 and June 30, 1997, respectively. The reduced spending in both the three and nine month periods of the current fiscal year over that of the prior year is the result of a corporate restructuring completed in the December 1997 quarter. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense.

           General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $1.6 million in the quarter ended June 30, 1998 and $1.4 million in the quarter ended June 30, 1997. These costs were $4.9 million in the nine month period ended June 30, 1998, compared to $3.9 million in the nine months ended June 30, 1997. The increase in the nine month period's general and administrative expenses over expenses incurred in the comparable period of the prior fiscal year is primarily due to $425,000 of professional fees incurred in the December 1997 quarter related to the anticipated spin-off of the Company's Hi/fn subsidiary.

           Restructuring. The restructuring charge of $0.4 million is primarily for the costs of severance benefits and is part of a total restructuring charge of $1,200,000, $850,000 of which was charged to operations in fiscal 1997.

           Interest Income. Interest income was $0.6 million for each of the quarters ended June 30, 1998 and 1997, and $2.0 million for the nine months ended June 30, 1998 compared to $1.8 million for the comparable period of the prior fiscal year. The increase in interest income for the nine months ended June 30, 1998 over the nine months ended June 30, 1997 was due primarily to the investment of available cash during the June 1998 time period in taxable instruments which carry a higher pre-tax yield than the Federal tax-exempt instruments invested in during previous periods. Higher yields from taxable investments were offset in part by lower invested cash balances during the June 1998 quarter as a result of the Company's share repurchase programs executed beginning in July 1997.

           Income Taxes. The effective income tax rate for the quarters ended June 30, 1998 and 1997 was 31% and 29%, respectively, and 45% and 34%, for the nine month periods ended June 30, 1998 and 1997, respectively, before the charge in the December 1997 quarter for the professional fees associated with the Hi/fn spin-off, for which no tax benefit has been recognized at this time. Contributing to the higher effective tax rate for the fiscal 1998 periods was the Company's investment of available cash during that quarter in taxable instruments as discussed in "Interest Income" above. Differences in effective tax rates between periods is therefore affected by the proportion of earnings from interest income and income from foreign operations to total earnings, and the different statutory tax rates associated with each of these elements. The Company continually evaluates its deferred income tax assets as required by generally accepted accounting principles that evaluate these assets under a more likely than not criteria for realization. Should Stac commit itself to a formal plan to spin-off and distribute Hi/fn's stock to Stac shareholders, an assessment of the realizability of the deferred income tax assets could require a charge to the provision for income taxes and earnings in the amount of their carrying value in the period the commitment is made.


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

           Operating Systems. Stac's ReachOut and Replica products currently operate on a limited number of personal computer and network operating systems. ReachOut supports Microsoft Windows NT, Windows 95 and 98, Windows 3.x and DOS. Replica 3 supports Windows NT and Novell NetWare servers, and Replica NDM supports Windows 95 and 98 desktops archived to Windows NT data vaults. Replica customers may require support of the Unix operating system, which the Company does not currently provide. In addition, future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

           Competition and Risks Associated with New Product Introductions. The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

           The Company began shipping Replica data recovery and back up software for Novell NetWare during the March 1997 quarter and Replica for Windows NT in April 1997. In June 1998 the Company made available Replica NDM, a disaster recovery and back up software product for enterprise desktop PCs and notebooks. The Replica product line competes with well-established back-up products from Computer Associates, Inc., Seagate Software, Inc. (owned by Seagate Technologies, Inc.), Legato Systems, Inc. and Veritas Software Corporation, all of which have established channels of distribution and installed customer bases. Resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, Replica is being introduced into sophisticated server and desktop environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

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


LIQUIDITY AND CAPITAL RESOURCES

           The Company's cash and marketable securities decreased by $12.4 million to $39.7 million at June 30, 1998 from that at September 30, 1997. The decrease was primarily attributable to purchases of treasury stock, partially offset by cash generated from operations. Working capital decreased by $11.6 million to $40.5 million at June 30, 1998 from that at September 30, 1997.

           During the nine months ended June 30, 1998, the Company repurchased $15.0 million (3,174,600 shares) of its outstanding common stock, pursuant to a stock repurchase programs announced on October 27, 1997 and on February 24, 1998, which authorized the repurchase of its common stock on the open market or in privately negotiated transactions.

           The Company believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated companies for the next twelve months.

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits
                    27 Financial Data Schedule

            (b)  Reports on Form 8-K
                    None


Items 3, 4 and 5 are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                    Stac, Inc.
                                      ------------------------------------------
                                                   (Registrant)



Date:  August 4, 1998                         /s/ JOHN R. WITZEL
                                      ------------------------------------------
                                                  John R. Witzel
                                           Vice President of Finance and
                                              Chief Financial Officer