Form 10-K405
period 1998-09-30
STAC SOFTWARE INC
filed 1998-12-24
CIK 885073

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NO. 0-20095

                               STAC SOFTWARE, INC.
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

                                  COMMON STOCK
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 18, 1998 was $20,483,000.*

The number of shares outstanding of the Registrant's Common Stock was 23,673,170 as of December 18, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Shareholders to be held on February 26, 1999 (the "1999 Annual Meeting") is incorporated herein by reference into Part III of this Report.

Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-46389), as amended, the Registrant's Annual Report on Form 10-K for the fiscal years ended September 30, 1993, 1994, 1995, and 1996, Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, as amended, and Current Reports on Form 8-K filed on November 8, 1994 and October 16, 1995, as amended, are incorporated herein by reference into Part IV of this Report.

Certain Exhibits filed with the Registration Statement on Form 10 filed by Hi/fn, Inc. on August 7, 1998, as amended, are incorporated herein by reference into Part IV of this Report.
                                  ____________

* Excludes the Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding at December 18, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to; fluctuations in the Company's operating results, the impact on the Company of its spin-off of Hi/fn, Inc. ("Hi/fn"), continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Revenues," "Quarterly Trends and Channel Inventories," "Seasonality," "Operating Systems" and "Stock Price Volatility").

     Stac Software, Inc. ("Stac" or the "Company") designs, develops, markets and supports high-performance, easy to deploy, distributed business systems recovery software solutions for enterprise customers which implement the Company's lossless data compression technologies. Stac also supports a remote access software suite, which is managed as a mature business unit. The Company has been and intends to continue to focus its development and marketing resources on the business segments it believes have the highest growth potential, and to continually evaluate its strategic objectives with respect to its remote access software business. Stac's products are sold through a variety of domestic and international channels.

    On December 16, 1998 the Company changed its name to Stac Software, Inc., from Stac, Inc., by way of a merger pursuant to the Delaware General Corporation Law of its wholly-owned subsidiary Stac Software, Inc., with and into the Company. References in this Report on Form 10-K to Stac, Inc. mean the Company. The Company's symbol on the Nasdaq's Stock Market National Market System ("NMS"), "STAC", was not changed in connection with the name change.

    On December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn subsidiary to its stockholders. Hi/fn was a majority owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. As a result of the spin-off, Hi/fn has been accounted for as a discontinued operation in the Company's Statement of Operations and Balance Sheets. Hi/fn is currently traded on Nasdaq under the symbol HIFN. Please refer to the Registration Statement on Form 10 filed by Hi/fn with the SEC for a complete discussion of Hi/fn and the spin-off transaction.

    Stac's storage systems recovery software business is comprised of its Replica 3 and Replica Network Data Manager ("NDM") product lines. Replica 3 and Replica NDM are high-performance, easy-to-deploy, distributed business systems recovery software products, which enable fast PC server, desktop and notebook replication and disaster recovery. Replica for NetWare was introduced in February 1996, Replica for NT was made available in April 1997 and Replica NDM was introduced to selected customer sites in April 1998. The Company intends to focus on the development of relationships with key OEMs in the storage management software sector and with system integration partners and is investing the majority of its product development, marketing and sales resources in the Replica product line and extensions to Replica.

     The Company also develops and markets ReachOut Enterprise ("ReachOut") remote communications software, a remote access software suite which allows administrators and end users to access a PC using another PC through a network, the Internet, ISDN lines or modems. ReachOut works with Microsoft Corporation's ("Microsoft") Windows NT, Windows 98/95, Windows 3.x and DOS operating systems.

     Stac received royalties from Microsoft and IBM Corporation ("IBM") for licenses of its data compression technology from June 1994 through January 1998 after which the licenses became paid in full. The Company does not expect further revenues from these agreements. The royalties, net of taxes paid, have been reinvested in the ReachOut and Replica products which have replaced the Company's former Stacker disk compression products.

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

    Stac began shipping Replica for NetWare in February 1996, Replica for Windows NT in April 1997 and Replica NDM on a limited test basis in April 1998. Unlike traditional file-by-file backup technologies, Replica for Windows NT and NetWare uses Stac's Object Replication Technology to replicate entire servers or volumes. Replication allows live servers to be backed up and is significantly faster than file-by-file software because Replica does not have to open and close each file as it replicates. A replicated volume can be mounted directly as a volume so that downtime due to a server crash can be minimized. Unlike disaster recovery routines provided by file-by-file software, Replica creates a complete server copy and can restore a server without having to reinstall networking software or rebuild disk partitions. Replica introduced Stac's Object Replication Technology as a replacement for file-by-file backup software solutions that do not provide fast, effective disaster recovery for servers. Stac has also introduced in Replica NDM its proprietary three-tiered lossless data compression technology, which builds on previous data compression technology for which the Company is known.

    Replica NDM addresses the previously unsolved problem of providing fast, efficient back-up and disaster recovery to Windows-based desktops and notebooks. The growth of disk drives and the use of notebooks for work away from the network has exposed enterprises to having large amounts of unprotected data. Stac's three-tiered data compression technology allows fast, zero-administration back-up of desktops and notebooks to enterprise network administrators and allows end users to recover their own files or to recover from loss of their disk drive or notebook.

    The Company discontinued marketing and sales of its Stacker disk compression products in September 1997. Stacker products provided the majority of Stac's software revenues for fiscal years 1991 though 1994. Data compression utilities provided with Windows NT, Windows 98/95, MS-DOS and PC-DOS under patent or software licenses from Stac and the rapidly declining cost per megabyte of hard disk storage have provided customers with the choice of inexpensively upgrading their hard disk drives or using compression utilities that are included with the operating systems sold with most personal computers.

COMMUNICATIONS SOLUTIONS SOFTWARE

    The Company began marketing ReachOut Remote Control software in 1994 and has subsequently developed releases of ReachOut for Microsoft's Windows NT, Windows 98/95 and Windows 3.x operating systems. The remote access market has developed due to the following trends: i) the need for users to access from outside the office the programs and data on their work computer; ii) the need to transfer files from a remote computer to another; iii) the growth in remote technical support via modem; and iv) the growth in office PC networks and the need for users to access them remotely.

    ReachOut Enterprise provides a complete, high performance remote access solution comprised of remote control, remote node and rapid file transfer. ReachOut is designed for enterprise network administrators and supports PCs using Windows NT, Windows 98/95, Windows 3.x and DOS. ReachOut remote control effectively allows one PC to take control of another PC by using a connection made over a modem, an ISDN line, the Internet or an internal network.

    Using ReachOut, the remote PC, or host, is operated by the user from another PC, the viewer. The host accesses files and runs programs using keystrokes and mouse directions sent by the user from the viewer PC. The viewer PC displays what is on the host PC's screen and thus gives the user a way to remotely operate the host PC and see the results of the work. ReachOut includes a remote access client that allows users to log into a computer network as a remote node. ReachOut also provides a file transfer utility that performs fast file transfer from one PC to another and allows a user to efficiently update a file by transmitting only the changes that have been made since the last time the file was transferred.

STRATEGY

    Stac's strategy is to provide software solutions for information systems managers of large enterprises to help them better manage and use their personal computer storage and communications investments through the use of intranet and Internet enabled disaster recovery, communications and security capabilities. The Company is partnering with other OEM software developers, systems integrators and resellers to provide complete data storage and management solutions for enterprises.

    The Company has implemented this strategy through a combination of strategic technology acquisitions and internal product development. In March 1995 Stac acquired certain Novell NetWare server disaster recovery and data protection technology which was the basis for the Company's Replica 3 product line. The Company has since made substantial investments in further development of those technologies and has added features together with new, innovative technology. The result of those development efforts has been Replica 3 for Windows NT, Replica 3 for NetWare and Replica NDM.

     In October 1994, Stac purchased certain ReachOut remote control software technology which was the basis for the Company's ReachOut product line. The Company has since introduced new versions of ReachOut, creating a complete remote access software product targeted for the enterprise.

PRODUCTS

    The Company currently licenses its storage management and communications software solutions to enterprises and OEMs. Software solution sales consist of the Company's ReachOut and Replica products.

    Replica 3 is a backup and disaster recovery software product for Windows NT and Novell NetWare and IntranetWare servers. Replica 3 uses Stac's Object Replication Technology to quickly replicate entire servers or volumes and to provide easy access to backed up files plus fast, dependable disaster recovery.

    Replica NDM is Stac's newest addition to the Replica storage management product group. Replica NDM provides centrally managed enterprise-wide network data protection and disaster recovery for Windows-based desktops and notebooks. Replica NDM incorporates Stac's proprietary three-tiered data compression technology, thereby dramatically lowering network traffic and network storage administrative overhead and media costs.

    ReachOut Enterprise has been redesigned to provide a remote control solution for the enterprise. ReachOut Enterprise is a communications software program that allows one PC to remotely control another PC by replicating the visual display and controlling the keyboard and mouse. Using ReachOut over a network connection, an administrator can control or monitor another PC on the same Local Area Network
(LAN) or Wide-Area Network (WAN) to provide helpdesk services. Using ReachOut over a modem, a user can operate a distant PC, synchronize it with their local PC, transfer files or establish a remote node connection.

    The following table lists each of the Company's principal products and their current pricing.


                                                                                                               DATE OF
       PRODUCT                      DESCRIPTION                              SUGGESTED PRICE                FIRST SHIPMENT
       -------                      -----------                              ---------------                --------------
Replica 3 Single Server      Secure disaster recovery and                    $624 per server                  April 1997
Edition for Windows NT       volume backup software for Windows
                             NT servers

Replica 3 Intranetwork       Secure disaster recovery,                       $1,995 per server                December 1997
Edition for Windows NT       volume backup, and central
                             management software for
                             Windows NT servers

Replica 3 Single Server      Secure disaster recovery and                    $624 per server                  February 1996
Edition for NetWare          volume backup software for
                             Novell NetWare servers

Replica 3 Intranetwork       Secure disaster recovery,                       $1,995 per server                March 1996
Edition for NetWare          volume backup and central
                             management software for
                             Novell NetWare servers

Replica Network Data         Centrally managed                               $100 per client,                 September 1998
Manager                      enterprise-wide network                         at 1,000 client
                             protection and disaster                         license
                             recovery for Windows-based
                             client desktops and notebooks

ReachOut Enterprise          Remote access software for                      $219 per user                    September 1991
                             Windows NT, Windows 98/95,                      license
                             Windows 3.x and DOS-based
                             computers


RESEARCH AND DEVELOPMENT

    The market for the Company's products is characterized by rapid technological change, requiring continuous investment to develop and bring to market new products. The Company has invested the majority of its software development resources in its Replica product line over the past two fiscal years. The Company believes that significant factors in its future success will be its ability to identify and respond to customer needs, to enhance its existing products, to introduce new products on a timely and cost-effective basis, to extend its core technology into new platforms and applications, and to anticipate and respond to emerging standards and other technological changes.

    The Company intends to continue to develop its software products as market conditions warrant and to invest in the development or acquisition of new products. Foreign language versions of products will be developed as market conditions warrant. The Company has developed, with the assistance of partners, German and Japanese versions of its Replica and ReachOut software products for sale in foreign markets and intends to continue its work with partners to produce other language translations as market conditions warrant.

    The Company's research and development is conducted primarily by its internal product development staff and through contractors. Research and development expenses were $7.6 million in 1998 and $8.6 million in 1997, which represented 39% and 26% of revenues in those periods, respectively.

MARKETING AND SALES

    The Company markets and sells its storage management and communications software products domestically and internationally through Stac Europe, Limited ("Stac Europe"), a wholly owned subsidiary of the Company. The Company sells its products principally through: i) its internal sales and marketing staffs which, primarily with partners, corporate resellers, value added resellers and systems integrators, sell to corporations, government entities and other enterprises and
ii) distributors that sell primarily to software resellers. The Company's distributors resell the Company's products in North America and Europe on a nonexclusive basis and in Japan on an exclusive basis pursuant to distribution agreements that generally have one-year terms with automatic one-year renewal periods. The Company retains ownership of its proprietary rights associated with its products and agrees to indemnify the distributor for third-party claims of proprietary rights infringement to the extent such claims are brought against the distributor.

    International sales accounted for revenues of $4.8 million and $5.1 million in fiscal 1998 and 1997, respectively. Technical support for Stac products is provided by Stac, Stac Europe or through contracts with third parties. The Company's international operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, currency exchange rates, tariffs and taxes, export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, and political and economic instability.

    In addition to the above channels used for marketing and selling the Company's software products, the Company licenses its software products to software and hardware OEMs such as Legato Systems, Inc., Hewlett Packard, Inc. and Seagate Software, Inc. for incorporation into their own products.

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

    The Company's Replica product line competes with well established back-up products from Computer Associates, Inc., and Seagate Software (currently owned by Seagate Technologies, Inc. but in the process of being acquired by Veritas), Legato and Veritas Software Corporation, all of which have established channels of distribution and installed customer bases. The Company has entered into OEM licenses with Legato and Seagate which authorize those companies to resell Replica products under certain conditions. While the Company hopes to expand its sales and marketing reach through these agreements, the Company expects to realize less revenue per unit that it would if it sold the products itself. As a result, the Company could realize less revenue from sales of Replica than if it might have otherwise obtained by only directly selling Replica. In addition, resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, Replica is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

    The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere and Traveling Software, Inc.'s Laplink. ReachOut also competes against remote access products from companies such as Citrix, Inc. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers. The Company believes that the rate of growth of the remote control market it serves has decreased from prior years' growth rates or may actually be declining and that it will have a difficult time gaining further sales growth against its competitors.

MANUFACTURING AND BACKLOG

    The majority of the Company's software products are manufactured in accordance with the Company's specifications by third parties that specialize in the duplication and assembly of software products. The principal materials and components used in the Company's software products include diskettes and/or CD's which are used for distribution of the software code and the related user manuals. The software manufacturing process involves the duplication of media, the printing of user manuals, assembly of components, and final packaging. The Company believes there is an adequate supply of and source for the raw materials used in its software products and that multiple sources are available for media duplication, manual printing and final packaging.

    The Company generally ships software products within ten days after the receipt of an order, although rapid increases in demand as the result of the release of a new product or product upgrade could cause shipping delays. Generally, the Company has relatively little, if any, backlog of orders for its software products at any given time and does not consider backlog to be a measure of sales for any future period.

PATENTS, TRADEMARKS AND PRODUCT PROTECTION

    The Company attempts to protect its products with a combination of trade secret, patent, copyright, and trademark laws and with license agreements. The Company owns one issued United States patent relating to its storage management products, which expires in 2015 and has other patents pending in the U.S. and Europe. One or more of the patents are employed in the Company's Replica products. The Company also has a license from Hi/fn to implement in Stac products the patents assigned by Stac to Hi/fn and to license and sublicense the resulting products to the Company's customers.

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

    The Company often licenses its software products to end user customers by use of a "shrink-wrap" license (a "shrink-wrap" license agreement is a printed license agreement included within packaged software or that appears during the installation of software that sets forth the terms and conditions under which the end user can use the product). The terms of this license agreement determine how the software may be used and generally limit the user to use of the software on a limited number of computers and to make a back-up copy. Shrink-wrap licenses are unenforceable under the laws of certain jurisdictions. Judicial enforcement of copyright laws is also uncertain. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. There can be no assurance that misappropriation will not occur.

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

    Because the computer industry is characterized by rapid technological change, the policing of the unauthorized use of computer software is a difficult task and software piracy is expected to continue to be a persistent problem for the packaged software industry. Despite steps taken by Stac to protect its software products, third parties may still make unauthorized copies of Stac's products for their own use or for sale to others. The Company believes that the knowledge, abilities and experience of its employees, its timely product enhancements and upgrades and the availability and quality of the support services it provides to users are more significant factors in influencing end users to buy its products than are patent, trade secret and copyright protection laws.

EMPLOYEES

    As of December 18, 1998, Stac employed approximately 132 full-time employees, of whom approximately 75 were employed in research and development, 36 in sales, marketing and customer support and 21 in operations and administration. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. Stac has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

ITEM 2.    PROPERTIES

    The Company's principal domestic administrative, marketing, sales and product development activities are located in approximately 38,000 square feet of leased facilities in San Diego, California. The space is occupied under lease agreements that expire in March 2000. The Company has options to renew the leases for an additional five year period on terms specified in the current lease agreements. The Company's subsidiary in the United Kingdom leases 5,200 square feet of office space near London under a five year lease expiring in November 2003. See Note 9 of Notes to Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.    LEGAL PROCEEDINGS

    The Company from time to time is engaged in legal actions arising in the ordinary course of its business and believes that the resolution of these actions will not have a material adverse effect on the Company's results of operations, liquidity, or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
             MATTERS

    The Common Stock of Stac is traded on the Nasdaq Stock Market's National Market System ("NMS") under the symbol "STAC." The following table sets forth the range of high and low sales prices on the NMS for the Common Stock for the periods indicated and since January 1, 1996. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                          COMMON STOCK PRICES
                                                                     -----------------------------
                                                                       HIGH                 LOW
                                                                     ---------            --------
          CALENDAR YEAR 1996:
            First Quarter ............................               $   14.50            $   8.75
            Second Quarter ...........................               $   13.88            $   9.88
            Third Quarter ............................               $   11.25            $   6.88
            Fourth Quarter ...........................               $    8.63            $   6.38

          CALENDAR YEAR 1997:
            First Quarter ............................               $    7.13            $   4.75
            Second Quarter ...........................               $    5.13            $   3.38
            Third Quarter ............................               $    5.31            $   3.19
            Fourth Quarter ...........................               $    7.19            $   4.13

          CALENDAR YEAR 1998:
            First Quarter ............................               $    6.00            $   4.38
            Second Quarter ...........................               $    5.38            $   4.25
            Third Quarter ............................               $    4.75            $   2.63
            Fourth Quarter (through December 17, 1998)               $    6.50            $   1.47

    The Company has not paid cash dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 412 stockholders of record as of December 18, 1998. The Company believes it has in excess of 500 beneficial stockholders. The last sales price for the Company's Common Stock, as reported on the NMS on December 16, 1998, was $5.81.

    On December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn subsidiary to its stockholders. On December 17, 1998, the Company's Common Stock traded ex-dividend, and its closing price on the NMS on such date was $1.47.

ITEM 6.    SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1994 through 1998, have been derived from audited financial statements, including the balance sheets at September 30, 1998 and 1997 and the related statements of operations for each of the three years ended September 30, 1998 and notes thereto included herein. This data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto for the corresponding periods.

    The Company's consolidated financial statements have been restated to present Hi/fn as a discontinued operation. Accordingly, Hi/fn's assets and liabilities; revenues, costs and expenses; and cash flows have been excluded from the respective captions in the Consolidated Financial Statements, and have been reported as "Net assets of discontinued operations"; "Income from discontinued operations, net of taxes"; and "Net cash used in discontinued operations", for all periods presented.



                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL YEAR ENDED SEPTEMBER 30,                              1998         1997         1996          1995          1994
                                                          --------      --------     --------      --------      --------
Statement of Operations:
Revenues ............................................     $ 19,403      $ 33,190     $ 33,871      $ 38,462      $ 25,659
Operating income (loss) .............................       (4,437)        2,933       (1,240)       (3,396)       (2,358)
Income (loss) from continuing operations ............       (7,882)        3,862       (3,826)           82          (614)
Net income (loss) ...................................       (5,815)        5,660       (1,675)        1,496           333
Net income (loss) available for common stockholders .       (5,815)        5,660       (1,843)         (102)         (116)

Earnings per common share:
Income (loss) from continuing operations ............     $  (0.31)     $   0.12     $  (0.13)     $   0.00      $  (0.02)
Net income (loss) available for common stockholders .     $  (0.23)     $   0.18     $  (0.06)     $   0.00      $   0.00
Common shares used to compute per share data ........       25,349        30,926       30,585        25,391        24,643

Balance Sheet:
Working capital .....................................     $ 22,557      $ 50,474     $ 68,864      $ 65,381      $ 71,979
Total assets ........................................       43,866        70,111       81,079        78,357        76,369
  Stockholders' equity ..............................       39,213        64,123       78,999        76,355        74,633


    The Company has never declared or paid any cash dividends on its common stock. The company currently intends to retain remaining future earnings to finance the growth and development of its business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to; fluctuations in the Company's operating results, the impact on the Company of its spin-off of Hi/fn, Inc. ("Hi/fn"), continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Revenues," "Quarterly Trends and Channel Inventories," "Seasonality," "Operating Systems" and "Stock Price Volatility").

    Stac's storage systems recovery software business is comprised of its Replica 3 and Replica Network Data Manager ("NDM") product lines. Replica 3 and Replica NDM are high-performance, easy-to-deploy, distributed business systems recovery software products, which enable fast PC server, desktop and notebook replication and disaster recovery. Replica for NetWare was introduced in February 1996, Replica for NT was made available in April 1997 and Replica NDM was introduced to selected customer sites in April 1998. The Company intends to focus on the development of relationships with key OEMs in the storage management software sector and with system integration partners, and is investing the majority of its product development, marketing and sales resources in the Replica product line and extensions to Replica.

    The Company also develops and markets ReachOut Enterprise ("ReachOut") remote communications software, a remote access software suite which allows administrators and end users to access a PC using another PC through a network, the Internet, ISDN lines or modems. ReachOut works with Microsoft Corporation's ("Microsoft") Windows NT, Windows 98/95, Windows 3.x and DOS operating systems.

    On December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn subsidiary to its stockholders. Hi/fn was a majority owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. As a result of the spin-off, Hi/fn has been accounted for as a discontinued operation in the Company's Statement of Operations and Balance Sheets. Hi/fn is currently traded on Nasdaq under the symbol HIFN. Please refer to the Registration Statement on Form 10 filed by Hi/fn with the SEC for a complete discussion of Hi/fn and the spin-off transaction.

    Stac received royalties from Microsoft and IBM Corporation ("IBM") for licenses of its data compression technology from June 1994 through January 1998 after which the licenses became paid in full. The Company does not expect further revenues from these agreements. The royalties, net of taxes paid, have been reinvested in the ReachOut and Replica products which have replaced the Company's former Stacker disk compression products.

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


                                                                1998       1997      1996
                                                                ----       ----      ----
          Revenues ........................................      100%       100%      100%
          Cost of revenues ................................        5          5         4
                                                                ----       ----      ----

          Gross margin ....................................       95         95        96
                                                                ----       ----      ----

          Research and development ........................       39         26        20
          Purchased research and development ..............       --         --        36
          Sales and marketing .............................       54         44        33
          General and administrative ......................       23         14        10
          Restructuring ...................................        2          2        --
                                                                ----       ----      ----
                                                                 118         86        99
                                                                ----       ----      ----

          Operating income (loss) .........................      (23)         9        (3)
          Interest income .................................       13          7         6
                                                                ----       ----      ----

          Income before (loss) income taxes ...............      (10)        16         3
          Provision for income taxes ......................       31          4        14
                                                                ----       ----      ----

          Income (loss) from continuing operations ........      (41)        12       (11)
          Income from discontinued operations, net of taxes       11          5         6
                                                                ----       ----      ----
          Net income (loss) ...............................      (30)%       17%       (5)%
                                                                ====       ====      ====

REVENUES

    Revenues decreased by 42% to $19.4 million in 1998 compared to 1997, and decreased by 2% in 1997 to $33.2 million compared to $33.9 million in 1996. The decrease in 1998 revenues from those of 1997 is due primarily to the lower revenues received from licenses of Stac's data compression technology to operating system vendors. These license revenues were $5.1 million in 1998 and $16.0 million in each of 1997 and 1996. In 1998, 1997 and 1996, royalty revenues were solely from license agreements with Microsoft and IBM, who were obligated to continue paying royalties under those licenses at the rate of $4.0 million per quarter through December 1997, with a final payment of $1.1 million in the March 1998 quarter. The Company expects no further royalty revenues under its agreements with Microsoft and IBM.

    Software sales also declined from 1997 to 1998 and from 1996 to 1997. Those decreases are discussed below.

                                        1998                     1997                      1996
                                 -------------------      -------------------      -------------------
    Net Revenue ($millions):
      Software .............     $  14.3          74%     $  17.2          52%     $  17.9          53%
      Licenses .............         5.1          26         16.0          48         16.0          47
                                 -------     -------      -------     -------      -------     -------
         Total .............     $  19.4         100%     $  33.2         100%     $  33.9         100%
                                 =======     -------      =======     =======      =======     =======

    Software sales, which are comprised of domestic and international sales and licenses through distributors, retailers, solution providers, OEM and direct channels, accounted for $14.3 million of revenues in 1998, $17.2 million of revenues in 1997 and $17.9 million of revenues in 1996. Software sales decreased by 17% in 1998 from 1997, and by 4% from in 1997 from 1996, due primarily in each case to declining sales of ReachOut, which has reached a mature phase of the product life cycle, and declining sales of Stacker which was discontinued in 1997. Stacker sales declined from comparable previous periods due primarily to the inclusion of disk compression in Windows and DOS and the availability of large capacity, low cost per megabyte hard disk drives. These declines were partially offset by increased sales of Replica 3 due to the new releases of that product discussed above. The Company expects revenues from OEM licenses and end user multiple license agreements ("MLAs") for its Replica 3 and Replica NDM product to increase in the latter half of fiscal 1999 as the product is made generally available and as OEMs complete integration of Replica NDM into their products. However, due to the long sales cycles of three months to a year for MLAs and the uncertainty of the quantity of initial licenses, the Company does not expect revenues to grow significantly during the first half of fiscal 1999.

    International revenues, which are included above, were $4.8 million or 25% of revenues in 1998, $5.1 million, or 15% of revenues in 1997, and $4.8 million, or 14% of revenues in 1996. The decrease in international revenues in 1998 compared to 1997 was primarily due to declining sales of ReachOut, and to a lesser extent, Stacker, offset in part by increasing sales of Replica 3. The increase in international revenues in 1997 over 1996 was primarily due to sales of Replica 3 in the European marketplace. The increase in international revenues as a percentage of revenues in 1998 as compared to 1997 was primarily due to the decrease in license revenues as a result of the completion of the Company's license agreements with Microsoft and IBM. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells primarily to Japan and Australia through relationships with distributors and resellers abroad.

GROSS MARGIN

    Cost of revenues consists primarily of the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins were 95% in 1998 and 1997, and 96% in 1996.

RESEARCH AND DEVELOPMENT

    The cost of product development consists primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $7.6 million for 1998, $8.6 million for 1997 and $6.7 million for 1996. The decrease in product development in 1998 from 1997 is due to a decreased level of activity in development of ReachOut, consistent with its mature phase in its life cycle. The decrease in ReachOut development spending has been partially offset by increased spending related to development of the Replica product line. The increase in product development expense as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 1998 as compared to 1997. The increase in product development in 1997 from that of 1996 was due to the addition of personnel for development of new versions of ReachOut, and development of the Company's Replica product line. The Company expects to continue to invest in the development of products for which it believes there is a need in the market, however, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

    Purchased research and development for 1996 includes $12.2 million recognized in connection with the October 1995 acquisition of California Software, Inc. and the related investment in DynaNet, Inc.

SELLING AND MARKETING EXPENSE

    Selling and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotional and overhead expenses. Such expenses were $10.5 million for 1998, $14.6 million for 1997 and $11.2 million for 1996. The decrease in marketing and sales expense in 1998 from that in 1997 was due to a corporate restructuring of these functional areas. The restructuring refocused sales and marketing efforts towards developing corporate enterprise customers, rather than individual end users. Conversely, the increase in sales and marketing expenses in 1997 over those in 1996 was the result of the addition of personnel and program costs intended to create end user demand for the Company's products. The increase in selling and marketing expense as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 1998 as compared to 1997. Sales and marketing expenses are expected to remain the Company's most significant ongoing operating expense.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $4.4 million for 1998, $4.7 million for 1997 and $3.5 million for 1996. The decrease in 1998 expenses compared to those in 1997 was primarily due to the conclusion of an outside strategic assessment review conducted in and charged to fiscal 1997 expenses. The increase in general and administrative expenses as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 1998 as compared to 1997. The increase in 1997 expenses over those in 1996 was primarily due to the addition of management personnel and the costs of the outside strategic assessment review.

RESTRUCTURING CHARGES

    As discussed above, in fiscal 1997 the Company reorganized its sales and marketing departments and recorded a restructuring charge of $0.8 million. The principal components of the charge include $0.5 million for losses on property and equipment disposals, $0.3 million for severance and employee related liabilities and $0.1 million for lease termination and closure costs.

         In fiscal 1998 the Company incurred an additional $0.4 million related to the above mentioned restructuring. This additional amount represented severance and employee related liabilities which the Company was not permitted to expense until the affected employees were notified of the termination and the Company had committed to provide for such costs.

INTEREST INCOME

    Interest income was $2.4 million in 1998 and 1997 and $2.1 million in 1996. The amount did not change from 1997 to 1998 despite lower balances available for investment, due to a change in investment policy, away from tax-exempt securities, towards higher-yielding commercial paper. The increase in interest income in 1997 over that of 1996 was primarily due to interest earned on higher investment balances as a result of net positive cash flow from operations. The Company invests the majority of its funds in high quality commercial paper and tax exempt securities.

INCOME TAXES

    For 1998, the Company reported a provision for income taxes of $5.9 million, which is inclusive of a valuation allowance of $6.4 million taken against deferred tax assets. Before the valuation allowance, the benefit for income taxes was $0.5 million for an effective tax rate of 25%. The valuation allowance was recorded as a result of an assessment made of future taxable income as required by accounting standards, made in conjunction with the anticipated spin-off of the Company's Hi/fn subsidiary. The effective tax rate is lower than the statutory federal and state rates primarily due to non-deductible expenses related to the spin-off and due to differences in tax rules impacting foreign operations. For 1997, the Company reported a provision for income for taxes of $1.5 million on income before income taxes of $5.3 million, an effective rate of 28%. For 1996, the effective tax rate was 36% prior to recording purchased research and development expenses of $12.2 million for which, consistent with statutory guidelines, no tax benefit was recognized. The effective tax rates for both 1997 and 1996 are lower than the statutory federal and state rates due primarily to tax-exempt interest earned on cash equivalents and marketable securities. Differences in effective tax rates among years is also affected by the proportion of earnings from interest income and foreign operations to total earnings and the different statutory tax rates associated with them.

QUARTERLY TRENDS AND CHANNEL INVENTORIES

    The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the retail and distribution channels satisfies near-term demand, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, the Company's new products typically have a lengthy evaluation period before any purchase is made.

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

OPERATING SYSTEMS

    Stac's ReachOut, Replica 3 and Replica NDM products currently operate on a limited number of personal computer and network operating systems. ReachOut supports Microsoft Windows NT, Windows 98, Windows 95, Windows 3.x and DOS, while Replica 3 supports Windows NT and Novell NetWare servers. Replica 3 customers may require support of the Unix operating system, which the Company does not currently provide. Replica NDM server component supports only Windows NT with client support for Windows 98, Windows 95 and Windows NT workstation. In addition, future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities decreased by $27.2 million to $24.4 million at September 30, 1998 from $51.6 million at September 30, 1997. The decrease was primarily attributable to cash used to purchase treasury stock of $20.0 million and payments to the Company's Hi/fn subsidiary of $9.4 million, representing a loan of $5.0 million and the payment of intercompany balances of $4.4 million, partially offset by cash generated from operations. Accounts receivable decreased by $2.0 million to $0.8 million at September 30, 1998 from that at September 30, 1997, primarily attributable to lower revenues in the September 1998 quarter. Working capital decreased by $27.9 million to $22.6 million at September 30, 1998 from that at September 30, 1997, primarily as a result of the changes in cash and marketable securities discussed above.

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

YEAR 2000

    The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

    To date, the Company's primary focus in its analysis of its Year 2000 issue has been on its product offerings. Stac has performed extensive year 2000 compliance testing of its current products and believes, to its best knowledge, that Replica 3 3.03 for Windows NT, Replica 3 3.05 for NetWare, Replica NDM 1.41 and ReachOut Enterprise (the "Products") are year 2000 compliant; provided that the underlying operating system and other software are Year 2000 compliant.

    The Company has also completed its initial evaluation of Year 2000 compliance with respect to all of its internal computer, telephone and security systems (hardware and software). As a result of this evaluation, the Company has determined that all business critical systems are Year 2000 compliant, or will be made compliant through available product upgrades prior to the end of the June 1999 quarter at an estimated cost to the Company of $100,000.

    In addition, the Company has had initial communications with certain significant third parties with which it does business to discuss and evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems may be affected by the failure of others to remediate their own Year 2000 issues. To date, the Company has received only preliminary feedback from such parties indicating that they are in the process of implementing measures to ensure Year 2000 compliance, and further representing that they will achieve compliance before the close of calendar 1999. The Company has not independently confirmed any information received from other parties with respect to Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

    To date, the Company has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, the Company may ultimately identify systems which do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process transactions or information, procure inventory, or engage in similar normal business activities. The failure of the Company to identify systems which require Year 2000 conversion that are critical to the Company's operations or the failure of the Company or others with which the Company does business to become Year 2000 ready in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

    The Company has not yet completed the development of a comprehensive Year 2000-specific contingency plan. However, as part of its contingency Year 2000 effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. The Company will incorporate alternatives into its contingency plan, should the software upgrades described above prove to not fully resolve Year 2000 compliance issues. If the Company determines that its business is at material risk of disruption due to currently unforeseen Year 2000 issue or anticipates that its Year 2000 compliance will not be achieved in a timely fashion, the Company will work to enhance its contingency plan.

    The discussion above contains certain forward-looking statements. The costs of the Year 2000 conversion, and possible risks associated with the Year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 conversion efforts of others.

MARKET RISK

    The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

    The Company's foreign currency risks are mitigated principally by maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's Subsidiary in the United Kingdom are kept in the local currencies for the European countries in which they do business, with excess funds transferred to Stac's offices in the United States for investment.

    The fair value of the Company's investments in marketable securities at September 30, 1998 was $12,859,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At September 30, 1998 the Company's portfolio is primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.

SELECTED QUARTERLY DATA (in thousands, except per share data)


                                                     SEPT. 30,          JUNE 30,         MAR. 31,          DEC. 31,
    FISCAL 1998                                         1998               1998             1998              1997
    -----------                                       -------           -------           -------           -------
    Revenues ...............................          $ 3,019           $ 3,764           $ 4,915           $ 7,705
    Gross margin ...........................            2,747             3,516             4,702             7,458
    Operating income (loss) ................           (2,917)           (2,171)             (384)            1,035
    Income (loss) from continuing operations           (7,795)           (1,015)              134               794
    Net income (loss) per common share .....          $ (0.33)          $ (0.04)          $   .01           $   .03
    Common stock price:
         High ..............................          $  4.75           $  5.38           $  6.00           $  7.19
         Low ...............................          $  2.63           $  4.25           $  4.38           $  4.13


                                                     SEPT. 30,         JUNE 30,           MAR. 31,          DEC. 31,
    FISCAL 1997                                         1997             1997              1997               1996
    -----------                                       -------           -------           -------           -------
    Revenues ...............................          $ 8,078           $ 7,676           $ 8,607           $ 8,829
    Gross margin ...........................            7,721             7,294             8,094             8,500
    Operating income (loss) ................             (483)              (11)              889             2,538
    Income from continuing operations ......              308               549               919             2,086
    Net income per common share ............          $  0.01           $  0.02           $  0.03           $  0.07
    Common stock price:
         High ..............................          $  5.31           $  5.13           $  7.13           $  8.63
         Low ...............................          $  3.19           $  3.38           $  4.75           $  6.38


As of December 18, 1998, there were 412 holders of record of the Company's common stock.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements at September 30, 1998 and 1997, and for each of the three fiscal years in the period ended September 30, 1998 and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this report on pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Background of Executive Officers not Described Above."

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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of the report:


                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
          (1)     Report of Independent Accountants                                                  F-1
                  Consolidated Balance Sheet at
                  September 30, 1998 and 1997                                                        F-2
                  Consolidated Statement of Operations for
                  Fiscal 1998, 1997 and 1996                                                         F-3
                  Consolidated Statement of Cash Flows for
                  Fiscal 1998, 1997 and 1996                                                         F-4
                  Consolidated Statement of Stockholders' Equity
                  for Fiscal 1998, 1997 and 1996                                                     F-5
                  Notes to Consolidated Financial Statements                                         F-6
          (2)     Schedule I -- Marketable Securities                                                S-1
                  All other  schedules  have  been  omitted  because  they are not applicable or required,  or the  information  required to be set forth therein is included in the  Financial  Statements or notes thereto.

    (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1998.

    (c)  Exhibits


      EXHIBIT         EXHIBIT
      FOOTNOTE         NUMBER                                 DESCRIPTION
      --------        -------                                 -----------
        (7)             2.1               Agreement and Plan of Merger, dated April 5, 1996,
                                          between the Registrant and Stac, Inc., a California
                                          corporation.

        (7)             3.1               Certificate of Incorporation of the Registrant.

        (7)             3.2               Bylaws of the Registrant.

                        4.1               Reference is made to Exhibits 3.1, 3.2, 10.8, 10.9,
                                          10.10 and 10.12.

        (1)            10.1               Form of Indemnity Agreement entered into between the
                                          Registrant and its directors and
                                          officers with related schedule.

        (1)(8)         10.2               Registrant's 1992 Stock Option Plan (the "1992
                                          Plan").

        (5)(8)         10.3               Registrant's 1992 Non-Employee Directors' Plan, as
                                          amended (the "Directors' Plan").

        (1)(8)         10.4               Registrant's Employee Stock Purchase Plan and related
                                          offering document.

        (1)            10.5               Securities Purchase Agreement, dated as of March 27,
                                          1990, among the Registrant and the
                                          other persons named therein.

        (1)(8)         10.6               Distributor Agreement, between the Registrant and
                                          Merisel, Inc., dated as of March 1, 1991.

        (1)(8)         10.7               Distributor Agreement, between the Registrant and
                                          Ingram Micro, Inc., dated as of March 13, 1991.

        (3)(8)         10.8               License Agreement, between the Registrant and
                                          Microsoft Corporation, dated as of June 20, 1994.

        (5)(8)         10.9               Forms of Non-statutory Stock Option Agreements under
                                          the Directors' Plan.

        (6)           10.10               Stock Purchase Agreement dated October 6, 1995
                                          between the Registrant and William T. Baker.

        (6)           10.11               Option Purchase Agreement dated October 6, 1995 among
                                          the Registrant and Certain Holders of Options to
                                          Purchase Common Stock of California Software, Inc.

        (6)           10.12               Indemnity Agreement dated October 6, 1995 between the
                                          Registrant and William T. Baker.

        (6)           10.13               Series A Preferred Stock Purchase Agreement dated
                                          October 6, 1995 by and between DynaNet, Inc. and the
                                          Registrant.

      EXHIBIT         EXHIBIT
      FOOTNOTE         NUMBER                                 DESCRIPTION
      --------        -------                                 -----------
        (7)           10.14               Office Lease date March 22, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

        (7)           10.15               Office Lease date March 22, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

        (7)           10.16               Office Lease dated July 12, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

        (7)           10.17               Amendment No. 1 to the Office Lease dated July 12,
                                          1994 between the Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

        (7)           10.18               Amendment No. 2 to the Office Lease dated July 12,
                                          1994 between the Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

        (9)           10.19               Cross License Agreement dated as of November 21, 1996 between the Registrant and Hi/fn, Inc.

        (9)           10.20               Form of Distribution Agreement.

        (9)           10.21               Form of Employee Benefits and Other Matters Allocation Agreement.

        (9)           10.22               Form of Tax Allocation and Indemnity Agreement.



                      21.1                Subsidiaries of the Registrant.

                      23.1                Consent of Independent Accountants.

                      24.1                Power of Attorney. Reference is made to page 20.

                      27.1                Financial Data Schedule



----------

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

(9) Filed as an exhibit to the Registration Statement on Form 10, as amended filed by Hi/fn, Inc. (File No. O-24765) and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     STAC SOFTWARE, INC.


                                     By: /s/        Gary W. Clow
                                         ------------------------------------
                                         Gary W. Clow
                                         Chairman of the Board, President and
                                         Chief Executive Officer


                                         Date: December 23, 1998

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


                 SIGNATURE                              TITLE                                    DATE
                 ---------                              -----                                    ----
     /s/       Gary W. Clow                    Chairman of the Board,                     December 23, 1998
------------------------------------------     And Chief Executive
               (Gary W. Clow)                  Officer (Principal
                                               Executive officer)


     /s/       John R. Witzel                  Vice President of Finance,                 December 23, 1998
------------------------------------------     Chief Financial Officer and
               (John R. Witzel)                Secretary (principal
                                               Financial and accounting
                                               Officer)


     /s/    Douglas L. Whiting, Ph.D.          Vice President of                          December 23, 1998
------------------------------------------     Technology and Director
           (Douglas L. Whiting, Ph.D.)


     /s/     Charles H. Gaylord, Jr.           Director                                   December 23, 1998
------------------------------------------
            (Charles H. Gaylord, Jr.)


     /s/       Robert W. Johnson               Director                                   December 23, 1998
------------------------------------------
               (Robert W. Johnson)


     /s/       Antonio Perez                   Director                                   December 23, 1998
------------------------------------------
               (Antonio Perez)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Stac Software, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stac Software, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Diego, California
October 23, 1998, except as to Note 12, which is as of December 16, 1998

                               STAC SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       SEPTEMBER 30,
                                                                                  ------------------------
                                                                                    1998            1997
                                                                                  --------        --------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................       $ 11,573        $ 18,609
  Marketable securities ...................................................         12,859          33,040
  Accounts receivable .....................................................            777           2,745
  Inventories .............................................................            197             181
  Deferred income taxes ...................................................             --           1,157
  Income taxes receivable .................................................          1,314              --
  Prepaid expenses and other current assets ...............................            317             493
                                                                                  --------        --------
            Total current assets ..........................................         27,037          56,225

Property and equipment, net ...............................................          3,329           3,949
Deferred income taxes .....................................................             --           6,366
Net assets of discontinued operations .....................................         12,995           2,958
Other assets ..............................................................            505             613
                                                                                  --------        --------
                                                                                  $ 43,866        $ 70,111
                                                                                  ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................       $  1,458        $  1,091
  Income taxes payable ....................................................             --           1,402
  Accrued expenses and other current liabilities ..........................          3,022           3,258
                                                                                  --------        --------
            Total current liabilities .....................................          4,480           5,751

Other liabilities .........................................................            173             237
                                                                                  --------        --------
                                                                                     4,653           5,988
                                                                                  --------        --------
Commitments and contingencies (Notes 9 and 11)

Stockholders' equity:
  Common stock, par value $0.001 per share, authorized 100,000,000 shares;
    31,166,000 and 30,880,000 shares issued in 1998 and 1997, respectively              31              31
  Additional paid in capital ..............................................         75,143          74,319
  Treasury stock, at cost; 7,797,000 and 3,828,000 shares in 1998 and 1997,
    respectively ..........................................................        (41,347)        (21,351)
  Cumulative translation adjustment .......................................            (29)           (106)
  Retained earnings .......................................................          5,415          11,230
                                                                                  --------        --------
            Total  stockholders' equity ...................................         39,213          64,123
                                                                                  --------        --------
                                                                                  $ 43,866        $ 70,111
                                                                                  ========        ========


          See accompanying notes to consolidated financial statements.

                               STAC SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                               YEAR ENDED SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                         1998            1997           1996
                                                                       --------        --------       --------
Revenues .......................................................       $ 19,403        $ 33,190       $ 33,871
Cost of revenues ...............................................            980           1,581          1,436
                                                                       --------        --------       --------
Gross margin ...................................................         18,423          31,609         32,435

Operating expenses:
  Research and development .....................................          7,555           8,574          6,715
  Purchased research and development ...........................             --              --         12,217
  Sales and marketing ..........................................         10,509          14,564         11,246
  General and administrative ...................................          4,446           4,688          3,497
  Restructuring ................................................            350             850             --
                                                                       --------        --------       --------
    Total operating expenses ...................................         22,860          28,676         33,675

Operating income (loss) ........................................         (4,437)          2,933         (1,240)
Interest income ................................................          2,434           2,404          2,115
                                                                       --------        --------       --------

Income (loss) before income taxes ..............................         (2,003)          5,337            875
Provision for income taxes .....................................          5,879           1,475          4,701
                                                                       --------        --------       --------

Income (loss) from continuing operations .......................         (7,882)          3,862         (3,826)

Discontinued operations:
  Income from discontinued operations, net of taxes of $1,627 in
    1998, $1,235 in 1997 and $ 1,441 in 1996 ...................          2,067           1,798          2,151
                                                                       --------        --------       --------

Net income (loss) ..............................................         (5,815)          5,660         (1,675)

Less preferred dividends .......................................             --              --            168
                                                                       --------        --------       --------
Net income (loss) available for
  common stockholders ..........................................       $ (5,815)       $  5,660       $ (1,843)
                                                                       ========        ========       ========

Earnings per common share, basic
Income (loss) from continuing operations .......................       $  (0.31)       $   0.13       $  (0.13)
Income from discontinued operations ............................       $   0.08        $   0.06       $   0.07
Net income (loss) ..............................................       $  (0.23)       $   0.19       $  (0.06)

Earnings per common share, diluted
Income (loss) from continuing operations .......................       $  (0.31)       $   0.12       $  (0.13)
Income from discontinued operations ............................       $   0.08        $   0.06       $   0.07
Net income (loss) ..............................................       $  (0.23)       $   0.18       $  (0.06)

Weighted average common shares
  outstanding, basic ...........................................         25,349          30,552         30,585
Weighted average common shares
  outstanding, diluted .........................................         25,349          30,926         30,585


          See accompanying notes to consolidated financial statements.

                               STAC SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                           ----------------------------------------
                                                                             1998            1997            1996
                                                                           --------        --------        --------
Cash flows from operating activities:
  Net income (loss) ................................................       $ (5,815)       $  5,660        $ (1,675)
  Adjustments required to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization ..................................          2,073           2,383           1,877
    Purchased research and development .............................             --              --          12,217
    Non-cash restructuring charges .................................             --             636              --
    Deferred stock compensation ....................................             --              22             101
    Tax benefits from exercise of stock options ....................            164             111           1,853
    Loss(gain) on disposals of property and equipment ..............             --             380             (14)
    Provision (benefit) for deferred income taxes ..................          7,523            (574)          1,042
    Changes in assets and liabilities, net of business acquisitions:
      Accounts receivable ..........................................          1,968           3,132             600
      Income taxes receivable ......................................         (1,314)             --             251
      Inventories ..................................................            (16)           (135)            284
      Prepaid expenses and other current assets ....................            176            (267)           (108)
      Other assets .................................................             18             (78)             10
      Accounts payable .............................................            367             302             (27)
      Income taxes payable .........................................         (1,402)          1,012             390
      Accrued expenses and other current liabilities ...............           (236)            466            (720)
                                                                           --------        --------        --------
        Cash provided by operating activities of continuing
          operations................................................          3,506          13,050          16,081
                                                                           --------        --------        --------

Cash flows from investing activities:
  Purchases of marketable securities ...............................        (45,348)        (25,253)        (35,333)
  Sales of marketable securities ...................................         65,529          21,676          31,737
  Acquisitions, net of cash acquired ...............................             --            (400)        (11,252)
  Acquisitions of treasury stock ...................................        (19,996)        (21,351)             --
  Purchases of property and equipment ..............................         (1,363)         (2,791)         (1,324)
                                                                           --------        --------        --------
        Cash used by investing activities of continuing operations .         (1,178)        (28,119)        (16,172)
                                                                           --------        --------        --------

Cash flows from financing activities:
  Issuance of common stock, net ....................................            596             682           1,336
                                                                           --------        --------        --------
        Cash provided by financing activities of continuing
          operations ...............................................            596             682           1,336
                                                                           --------        --------        --------
Effect of exchange rate changes on cash ............................             77              12               1
                                                                           --------        --------        --------
Net cash used in discontinued operations ...........................        (10,037)         (2,958)             --
                                                                           --------        --------        --------

Net increase (decrease) in cash and cash equivalents ...............         (7,036)        (17,333)          1,246
Cash and cash equivalents at beginning of year .....................         18,609          35,942          34,696
                                                                           --------        --------        --------
Cash and cash equivalents at end of year ...........................       $ 11,573        $ 18,609        $ 35,942
                                                                           ========        ========        ========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes ......................................       $  3,007        $  2,288        $  2,797

Supplemental non-cash activities:
  Conversion of preferred stock to common stock ....................             --              --          39,960
  Issuance of common stock for business acquisitions ...............             --              --             965
  Issuance of preferred stock dividends in common stock ............             --              --             168
  Conversion of deferred compensation to equity
     upon exercise of common stock options .........................             64              10             164


          See accompanying notes to consolidated financial statements.

                               STAC SOFTWARE, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                          CUMULATIVE
                                        COMMON STOCK        ADDITIONAL    TRANSLATION    RETAINED     TREASURY
                                   SHARES        AMOUNT   PAID IN CAPITAL  ADJUSTMENT    EARNINGS       STOCK         TOTAL
                                  --------      --------  ---------------  --------      --------      --------      --------
Balance at September 30, 1995       25,671      $     26     $ 29,075      $   (119)     $  7,413      $     --      $ 36,395


Conversion of mandatorily
  redeemable preferred stock .       4,440             4       39,956            --            --            --        39,960
Dividends paid on preferred
  stock.......................          19            --          168            --          (168)           --            --
Issuance of common stock for
  business acquisitions ......         105            --          965            --            --            --           965
Issuance of common stock upon
  exercise of options ........         412             1        1,203            --            --            --         1,204
Issuance of common stock under
  Employee Stock Purchase Plan          40            --          296            --            --            --           296
Tax benefits from exercise of
  stock options ..............          --            --        1,853            --            --            --         1,853
Equity adjustment from foreign
  currency translation .......          --            --           --             1            --            --             1
Net loss .....................          --            --           --            --        (1,675)           --        (1,675)
                                  --------      --------     --------      --------      --------      --------      --------
Balance at September 30, 1996       30,687            31       73,516          (118)        5,570            --        78,999

Acquisitions of treasury stock      (3,828)           --           --            --            --       (21,351)      (21,351)
Issuance of common stock upon
  exercise of options ........         137            --          468            --            --            --           468
Issuance of common stock under
  Employee Stock Purchase Plan          56            --          224            --            --            --           224
Tax benefits from exercise of
  stock options ..............          --            --          111            --            --            --           111
Equity adjustment from foreign
  currency translation .......          --            --           --            12            --            --            12
Net income ...................          --            --           --            --         5,660            --         5,660
                                  --------      --------     --------      --------      --------      --------      --------
Balance at September 30, 1997       27,052            31       74,319          (106)       11,230       (21,351)       64,123

Acquisitions of treasury stock      (3,969)           --           --            --            --       (19,996)      (19,996)
Issuance of common stock upon
  exercise of options ........         249            --          518            --            --            --           518
Issuance of common stock under
  Employee Stock Purchase Plan          36            --          142            --            --            --           142
Tax benefits from exercise of
  stock options ..............          --            --          164            --            --            --           164
Equity adjustment from foreign
  currency translation .......          --            --           --            77            --            --            77
Net loss .....................          --            --           --            --        (5,815)           --        (5,815)
                                  --------      --------     --------      --------      --------      --------      --------
Balance at September 30, 1998       23,368      $     31     $ 75,143      $    (29)     $  5,415      $(41,347)     $ 39,213
                                  ========      ========     ========      ========      ========      ========      ========



          See accompanying notes to consolidated financial statements.

                               STAC SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 --    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES:

   Description of Business

    Stac Software, Inc. ("Stac" or the "Company") designs, develops, markets and supports systems management software and applications for the storage and communication of data for personal computers and computer networks. The Company was incorporated in February of 1983. The Company's major products include the Replica product line, encompassing back-up and disaster recovery solutions, and ReachOut, a remote control software, which are sold world-wide.

   Consolidation

    The financial statements as of and for the years ended September 30, 1998, 1997 and 1996 consolidate the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Revenue Recognition

    Revenue from the sale of software is generally recognized upon shipment, net of an allowance for estimated returns. Recognition of software revenue is deferred when, in management's opinion, quantities of such products in the distribution channel are above levels considered appropriate. Revenues from the sale of semiconductors and board products is recognized upon shipment, net of an allowance for estimated returns. Royalty revenue and revenue from the licensing of software and technology developed by the Company is recognized pursuant to the terms of the underlying agreements.

   Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

   Marketable Securities

    The Company's marketable securities are comprised of funds on deposit with a liquid asset manager that have been invested principally in commercial paper. The carrying amount of these investments approximates fair value due to the short maturities or demand nature of the instruments. At September 30, 1998, all marketable securities are classified as available-for-sale and carried at fair value. Unrealized gains or losses at September 30, 1998 and 1997 are not significant.

   Inventories

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

   Property and Equipment

    Property and equipment are stated at cost. Additions to property and equipment, including significant betterments and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years and totaled $1,966,000, $1,854,000 and $1,313,000 for fiscal 1998,
1997 and 1996, respectively. Leasehold improvements are amortized over the shorter of the asset life or lease term.

   Long-Lived Assets

    The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill, when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No such impairments of long-lived assets existed through September 30, 1998.

   Research and Development

    Expenditures for research and development are charged to expense as incurred. Financial accounting rules requiring the capitalization of certain software development costs have not materially affected the Company.

   Advertising

    Expenditures for advertising costs are charged to expense as incurred and totaled $97,000, $790,000 and $1,758,000 for fiscal 1998, 1997 and 1996, respectively.

   Stock-Based Compensation

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value method had been applied in measuring compensation expense.

   Income Taxes

    The Company records a provision (benefit) for income taxes using the liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax liability or asset, net of valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss and credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liability or asset.

   Net Income (Loss) Per Common Share

    Net income (loss) per share has been computed by dividing net income (loss), after reduction for preferred dividends, by the weighted average number of common shares outstanding. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. Net income remains the same for the calculations of basic EPS and diluted EPS. For the years ended September 30, 1998 and 1996 the calculation for basic and diluted EPS were the same as a result of the net losses incurred in those years. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the year ended September 30, 1997 is presented below.

    YEAR ENDED SEPTEMBER 30, 1997

                                                                   PER SHARE
                                            NET INCOME    SHARES     AMOUNT
(in thousands except per share amounts)     ----------    ------   ---------
Net income from continuing operations        $ 3,862
Basic EPS                                                 30,552     $  0.13
Dilutive securities                                          374
                                                         -------
Diluted EPS                                               30,926     $  0.12
                                                         =======


   Foreign Currency Translation

    The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates during the period for revenues and expenses. Gains and losses from translation are excluded from results of operations and accumulated as a separate component of stockholders' equity.

   Diversification of Credit Risk

    The Company's policy is to place its cash, cash equivalents and marketable securities in high credit quality financial instruments and to limit the amount of credit exposure.

   New Pronouncements

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 130, "Reporting Comprehensive Income." The Company will adopt FAS 130 as required for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The adoption of FAS 130 is not expected to have a significant impact on the Company's consolidated financial statement disclosures.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt FAS 131 as required for fiscal years beginning after December 15, 1997. This statement requires the disclosure of certain information about operating segments in the financial statements. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The adoption of FAS 131 is not expected to have a significant impact on the Company's consolidated financial statement disclosures.

   Recently, Statement of Position 97-2, "Software Revenue Recognition"
(SOP 97-2) was issued by the Accounting Standards Executive Committee. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Accordingly the Company will adopt SOP 97-2 beginning in fiscal 1999. The Company's management anticipates that the adoption of SOP 97-2 will not have a material impact on the Company's results of operations.

   Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentations.

NOTE 2  -- DISCONTINUED OPERATIONS:

    During the September 1998 quarter the Company's management committed to a plan to spin-off its Hi/fn, Inc. ("Hi/fn") subsidiary. The Company's consolidated financial statements have been restated to present Hi/fn as a discontinued operation. Accordingly, Hi/fn's assets and liabilities; revenues, costs and expenses; and cash flows have been excluded from the respective captions in the Consolidated Financial Statements, and have been reported as "Net assets of discontinued operations"; "Income from discontinued operations, net of taxes"; and "Net cash used in discontinued operations", respectively, for all periods presented.

    Summarized financial information for the discontinued operation is as follows:


(in thousands)                            1998       1997         1996
                                        -------     -------     -------
         Revenues                       $21,533     $14,226     $12,894
         Income before income taxes       3,845       3,068       3,592
         Net income                       2,218       1,833       2,151
         Current assets                  14,382       4,796
         Total assets                    16,611       5,898
         Current liabilities              9,659       1,276
         Total liabilities                9,659       1,276


NOTE 3 -- COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS:
          (table amounts in thousands)


                                                       SEPTEMBER 30,
                                                   --------------------
                                                     1998         1997
                                                   -------      -------
       Accounts receivable:
          Trade receivables                        $ 1,092      $ 2,973
          Less allowance for doubtful accounts        (315)        (228)
                                                   -------      -------
                                                   $   777      $ 2,745
                                                   =======      =======

    Substantially all of the Company's customers are software distributors, resellers and OEMs, which results in concentrated credit risk with respect to the Company's trade receivables. Management believes that its credit policies substantially mitigate such concentrated credit risk. Bad debt expenses were $92,000 in fiscal 1998, insignificant in fiscal 1997, and $211,000 in fiscal 1996.


                                                                   SEPTEMBER 30,
                                                             ----------------------
                                                               1998           1997
                                                             --------      --------
         Inventories:
           Raw materials ...............................     $    132      $    140
           Finished goods ..............................           65            41
                                                             --------      --------
                                                             $    197      $    181
                                                             ========      ========

         Property and equipment:
           Computer equipment ..........................     $  7,409      $  6,074
           Leasehold improvements ......................        1,313         1,291
           Office equipment ............................        1,131         1,122
           Furniture and fixtures ......................          943           914
           Vehicles ....................................           19            51
                                                             --------      --------
                                                               10,815         9,452
           Less accumulated depreciation ...............       (7,486)       (5,503)
                                                             --------      --------
                                                             $  3,329      $  3,949
                                                             ========      ========


         Accrued expenses and other current liabilities:

           Customer support accrual and deferred
             revenue ...................................     $  1,172      $  1,085
           Compensation and employee benefits ..........          902         1,078
           Spin-off charges ............................          523            --
           Restructuring ...............................           12           256
           Treasury stock acquisition costs ............           --           463
           Other .......................................          413           376
                                                             --------      --------
                                                             $  3,022      $  3,258
                                                             ========      ========


                                                 SEPTEMBER 30,
                                       -------------------------------
                                         1998        1997       1996
                                       -------     -------     -------
         Revenues:
            Software .............     $14,292     $17,190     $17,871
            Royalties and licenses       5,111      16,000      16,000
                                       -------     -------     -------
                                       $19,403     $33,190     $33,871
                                       =======     =======     =======

NOTE 4 -- BUSINESS ACQUIRED AND NON-RECURRING CHARGES:

    In August 1997 the Company acquired the outstanding stock of Datlin Software, Ltd. ("Datlin") for $400,000 in cash in a transaction accounted for under the purchase method. The Company has capitalized the purchase price of this acquisition for the in place organization and other intangible costs, and is amortizing it on a straight line basis over a ten year period.

    During the fourth quarter of fiscal 1997, the Company recorded a restructuring charge to operations of $850,000, representing costs incurred in conjunction with the Company's reorganization of its software business. The principal components of the charge include $470,000 for losses on property, plant and equipment, $259,000 for severance and employee related liabilities, and $121,000 for lease termination costs. Additionally, during the first quarter of fiscal 1998, the Company charged $350,000 to operations as additional amounts for severance and employee related liabilities for which the Company was not permitted to expense until the affected employees were notified of the termination and the Company had committed to provide for such costs.


NOTE 5 -- MANDATORILY REDEEMABLE PREFERRED STOCK:

    On November 7, 1995, Stac's Series A Mandatorily Redeemable Preferred Stock held by Microsoft Corporation converted into 4,459,000 shares of Stac common stock pursuant to the provisions of the preferred stock agreement as a result of Stac's common stock maintaining a price per share in excess of $9.00 for twenty consecutive trading days.

    Preferred dividends of $168,000 were paid during fiscal 1996.


NOTE 6 -- STOCK REPURCHASES:

    During the fourth quarter of fiscal 1997 the Company acquired 3,828,000 shares of its common stock, totaling $21,351,000, by tender offer using the Dutch Auction mechanism, and to a lesser extent, open market share repurchases. During fiscal 1998, the Company acquired an additional 3,969,000 shares of Treasury stock totaling $19,996,000 through open market share repurchases.


NOTE 7 -- INCOME TAXES:
          (table amounts in thousands)

    For fiscal 1998 the Company recorded a valuation allowance against its deferred tax assets based on an assessment of future taxable income. Deferred income taxes are comprised of the following:

                                         SEPTEMBER 30,
                                      --------------------
                                        1998         1997
                                      -------      -------
         Deferred tax assets ....     $ 6,912      $ 8,104
         Deferred tax liabilities        (540)        (581)
         Valuation allowance ....      (6,372)          --
                                      -------      -------
                                      $    --      $ 7,523
                                      =======      =======

    The principal components of deferred income taxes are as follows:

                                                      SEPTEMBER 30,
                                                  --------------------
                                                   1998          1997
                                                  -------      -------
         Revenue recognition for tax purposes     $   429      $   355
         Bad debts allowance ................         132           99
         Inventory valuation allowance ......          24           35
         Depreciation and amortization ......         605          465
         Purchased research and development .       5,238        5,847
         Accrued restructuring ..............          --          364
         Accrued compensation and benefits ..         267           --
         Other ..............................        (323)         358
         Valuation allowance ................      (6,372)          --
                                                  -------      -------
                                                  $    --      $ 7,523
                                                  =======      =======

    Components of pre-tax income are as follows:

                                       YEAR ENDED SEPTEMBER 30,
                                  ---------------------------------
                                    1998         1997         1996
                                  -------      -------      -------
         Domestic ...........     $(2,329)     $ 5,602      $   999
         Foreign ............         326         (265)        (124)
                                  -------      -------      -------
                                  $(2,003)     $ 5,337      $   875
                                  =======      =======      =======

    The provision (benefit) for income taxes is comprised of the following:

                                                  YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------
                                              1998          1997         1996
                                             -------      -------      -------
         Current tax expense (benefit):
            Federal ....................     $(1,405)     $ 1,329      $ 2,585
            State ......................        (239)         720        1,074
                                             -------      -------      -------
                                              (1,644)       2,049        3,659
                                             -------      -------      -------
         Deferred tax expense (benefit):
            Federal ....................       5,921         (500)         845
            State ......................       1,602          (74)         197
                                             -------      -------      -------
                                               7,523         (574)       1,042
                                             -------      -------      -------
                                             $ 5,879      $ 1,475      $ 4,701
                                             =======      =======      =======

    A reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes, to the provision for income taxes follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                                         ---------------------------------
                                                            1998         1997         1996
                                                         -------      -------      -------
         Amount computed at statutory
           Federal rate of 34% .....................     $  (681)     $ 1,815      $   298
         State income taxes, net of Federal
           benefit .................................          31          328           52
         Expenses not deductible for tax purposes ..         230           64        4,945
         Differentials from foreign operations .....         (42)          90           42
         Tax credits ...............................          --          (25)         (12)
         Tax exempt interest .......................         (38)        (808)        (715)
         Revision of prior year's tax estimates ....        (127)          41           33
         Valuation allowance for deferred tax assets       6,372           --           --
         Other .....................................         134          (30)          58
                                                         -------      -------      -------
                                                         $ 5,879      $ 1,475      $ 4,701
                                                         =======      =======      =======

NOTE 8 -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

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

    Combined information for all stock option activities for fiscal 1998, 1997 and 1996 is summarized below:


                                              OPTIONS OUTSTANDING
                                           ------------------------
                                                           WEIGHTED-
                                                           AVERAGE
                                                           EXERCISE
                                             SHARES         PRICE
                                           ----------      --------
         Balance at September 30, 1995      2,105,935      $   3.72
          Options granted ............        881,041      $   9.84
          Options exercised ..........       (413,739)     $   2.52
          Options canceled ...........       (279,111)     $   5.79
                                           ----------
         Balance at September 30, 1996      2,294,126      $   5.97
          Options granted ............      3,035,397      $   5.11
          Options exercised ..........       (138,712)     $   3.23
          Options canceled ...........     (1,894,383)     $   7.54
                                           ----------
         Balance at September 30, 1997      3,296,428      $   4.39
          Options granted ............        429,000      $   4.63
          Options exercised ..........       (248,882)     $   1.78
          Options canceled ...........       (632,508)     $   5.24
                                           ----------
         Balance at September 30, 1998      2,844,038      $   4.47
                                           ==========


    The following is a summary of stock options outstanding at September 30, 1998:

                                                        OPTIONS OUTSTANDING
                                          ---------------------------------------------
                                                              WEIGHTED-
                                                               AVERAGE         WEIGHTED-
                                                              REMAINING         AVERAGE
                                                             CONTRACTUAL       EXERCISE
    Price Range                             NUMBER           LIFE (YEARS)       PRICE
                                          ---------          ------------     ---------
         $0.25 - $2.625 .........            85,016              3.65         $    1.64
         $2.75 - $3.563 .........         1,508,581              7.31         $    3.36
         $3.75 - $5.375 .........           529,543              8.46         $    4.50
         $5.50 - $10.13 .........           720,898              8.12         $    7.10
                                          ---------
         $0.25 - $10.13 .........         2,844,038              7.62         $    4.47
                                          =========


    The following is a summary of stock options exercisable at September 30, 1998:


                                              OPTIONS EXERCISABLE
                                          ---------------------------
                                                            WEIGHTED-
                                                             AVERAGE
                                                            EXERCISE
                                            NUMBER            PRICE
     Price Range                          ---------         ---------
         $0.25 - $2.625 .........            85,016         $    1.64
         $2.75 - $3.563 .........           882,230         $    3.23
         $3.75 - $5.375 .........           163,212         $    4.44
         $5.50 - $10.13 .........           327,668         $    7.25
                                          ---------
         $0.25 - $10.13 .........         1,458,126         $    4.18
                                          =========


   Employee Stock Purchase Plan

    In March 1992, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 1,000,000 shares of the Company's common stock. The most recent offering under the Purchase Plan terminated on October 31, 1998. The Purchase Plan is administered by the Board of Directors and allows participating employees to have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date or the relevant purchase date. During fiscal 1998, 36,540 shares were issued under the Plan at a price of $3.88 per share. At September 30, 1998, 666,394 shares were reserved for future issuance.


   Pro Forma Disclosure

    Had compensation cost for the Company's stock based compensation awards issued during fiscal 1998 and 1997 been determined based on the fair value at the grant date, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                  YEAR ENDED SEPTEMBER 30,
                                              ------------------------------
(in thousands except per share data)            1998                 1997
                                              ----------          ----------
         Net income (loss):
           As reported ..............         $   (5,815)         $    5,660
                                              ==========          ==========
           Pro forma ................         $   (9,205)         $    3,185
                                              ==========          ==========

         Net income (loss) per share:
           As reported ..............         $    (0.23)         $     0.18
                                              ==========          ==========
           Pro forma ................         $    (0.38)         $     0.10
                                              ==========          ==========


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended September 30, 1998 and 1997, respectively: dividend yield of 0.0% for both years, risk free interest rates of 5.48% and 6.46%, expected volatility of 84% and 96%, and expected lives of 2.17 and 2.0 years. The weighted-average fair value of options granted during the years ended September 30, 1998 and 1997 was $4.63 and $5.11 per share, respectively. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for both years, risk-free interest rates of 5.00% and 5.46%, expected volatility of 84% and 96%, and an expected life of six months for both years. The weighted-average fair value of those purchase rights granted during the years ended September 30, 1998 and 1997 was $1.78 and $2.71 per share, respectively.

   401(k) Plan

    In July 1991, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits, but does not require matching contributions by the Company on behalf of all participants. No such contributions were made during fiscal 1998, 1997 or 1996.

NOTE 9 -- COMMITMENTS:

    The Company occupies its facilities under several non-cancelable operating leases that expire at various dates through November 2003, and which contain renewal options. Future minimum lease payments are as follows:


                        Fiscal Year             AMOUNT
                        -----------            --------
                        1999 .........         $545,000
                        2000 .........          292,000
                        2001 .........           41,000
                        2002 .........           43,000
                        2003 .........           40,000
                        Thereafter ...            9,000
                                               --------
                                               $970,000
                                               ========

    Rent expense under operating leases was approximately $784,000, $894,000, and $515,000, in fiscal 1998, 1997, and 1996, respectively. Certain facilities leases provide for scheduled rent increases. The total lease commitment for such leases is being charged ratably to operations.

NOTE 10 -- SIGNIFICANT CUSTOMERS AND FOREIGN OPERATIONS:

    A significant portion of the Company's revenues has been derived from technology licenses and sales to major distributors or resellers as follows:

    Three customers accounted for 21%, 13% and 12%, respectively, of fiscal 1998 revenues. Three customers accounted for 36%, 13% and 12%, respectively, of fiscal 1997 revenues. Three customers accounted for 35%, 12% and 12%, respectively, of fiscal 1996 revenues.

    Revenues are inclusive of royalties received from Microsoft and IBM corporation for licenses of the Company's technology. The Company received $5,100,000 in such revenues in fiscal 1998, completing all obligations outstanding related to the underlying license agreements.

    In fiscal 1998, 1997 and 1996, international revenues were $4,794,000, $5,068,000 and $4,766,000, respectively, consisting primarily of sales to customers in Canada, Europe and the Pacific Rim.

    Condensed financial information related to the Company's wholly owned foreign subsidiaries is as follows:

        (in thousands)                   1998           1997           1996
                                        ------         ------         ------
        Revenues ..............         $3,580         $3,228         $2,893
        Operating income ......         $  307         $  212         $  677
        Identifiable assets ...         $2,894         $1,358         $1,010


NOTE 11 -- CONTINGENCIES:

    The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company's business, financial position, or results of operations.

NOTE 12 -- SUBSEQUENT EVENTS:

    On December 16, 1998, the Company spun-off its majority owned subsidiary Hi/fn, Inc. by distributing in a tax-free manner the 6,000,000 shares of preferred Hi/fn stock owned by the Company, to the Company's stockholders in a ratio of approximately one Hi/fn share for every 4 shares of Company stock outstanding. Concurrent with the distribution, all outstanding Stac options were adjusted to restore their intrinsic value to a pre-distribution basis. As a result, the quantity of options and their associated exercise prices were increased and decreased respectively.

                                    STAC INC.

                       SCHEDULE I - MARKETABLE SECURITIES

                              AT SEPTEMBER 30, 1998
                                 (IN THOUSANDS)




NAME OF ISSUER                 PRINCIPAL                      MARKET        CARRYING
TITLE OF ISSUE                  AMOUNT          COST           VALUE          VALUE
                               ---------       ------         ------        --------
CP General Electric Cap        $ 5,000        $ 4,918        $ 4,968        $ 4,968

CP Prudential Funding            4,000          3,888          3,904          3,904

CP Ford Motor Credit             4,000          3,944          3,987          3,987
                               -------        -------        -------        -------


Total                          $13,000        $12,750        $12,859        $12,859
                               =======        =======        =======        =======

                                  EXHIBIT INDEX


      EXHIBIT         EXHIBIT
      FOOTNOTE         NUMBER                                 DESCRIPTION
      --------        -------                                 -----------
        (7)             2.1               Agreement and Plan of Merger, dated April 5, 1996,
                                          between the Registrant and Stac, Inc., a California
                                          corporation.

        (7)             3.1               Certificate of Incorporation of the Registrant.

        (7)             3.2               Bylaws of the Registrant.

                        4.1               Reference is made to Exhibits 3.1, 3.2, 10.8, 10.9,
                                          10.10 and 10.12.

        (1)            10.1               Form of Indemnity Agreement entered into between the
                                          Registrant and its directors and
                                          officers with related schedule.

        (1)(8)         10.2               Registrant's 1992 Stock Option Plan (the "1992
                                          Plan").

        (5)(8)         10.3               Registrant's 1992 Non-Employee Directors' Plan, as
                                          amended (the "Directors' Plan").

        (1)(8)         10.4               Registrant's Employee Stock Purchase Plan and related
                                          offering document.

        (1)            10.5               Securities Purchase Agreement, dated as of March 27,
                                          1990, among the Registrant and the
                                          other persons named therein.

        (1)(8)         10.6               Distributor Agreement, between the Registrant and
                                          Merisel, Inc., dated as of March 1, 1991.

        (1)(8)         10.7               Distributor Agreement, between the Registrant and
                                          Ingram Micro, Inc., dated as of March 13, 1991.

        (3)(8)         10.8               License Agreement, between the Registrant and
                                          Microsoft Corporation, dated as of June 20, 1994.

        (5)(8)         10.9               Forms of Non-statutory Stock Option Agreements under
                                          the Directors' Plan.

        (6)           10.10               Stock Purchase Agreement dated October 6, 1995
                                          between the Registrant and William T. Baker.

        (6)           10.11               Option Purchase Agreement dated October 6, 1995 among
                                          the Registrant and Certain Holders of Options to
                                          Purchase Common Stock of California Software, Inc.

        (6)           10.12               Indemnity Agreement dated October 6, 1995 between the
                                          Registrant and William T. Baker.

        (6)           10.13               Series A Preferred Stock Purchase Agreement dated
                                          October 6, 1995 by and between DynaNet, Inc. and the
                                          Registrant.

      EXHIBIT         EXHIBIT
      FOOTNOTE         NUMBER                                 DESCRIPTION
      --------        -------                                 -----------
        (7)           10.14               Office Lease date March 22, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

        (7)           10.15               Office Lease date March 22, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

        (7)           10.16               Office Lease dated July 12, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

        (7)           10.17               Amendment No. 1 to the Office Lease dated July 12,
                                          1994 between the Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

        (7)           10.18               Amendment No. 2 to the Office Lease dated July 12,
                                          1994 between the Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

        (9)            10.19              Cross License Agreement dated as of November 21, 1996 between the
                                          Registrant and Hi/fn, Inc.

        (9)            10.20              Form of Distribution Agreement.

        (9)            10.21              Form of Employee Benefits and Other Matters Allocation Agreement.

        (9)            10.22              Form of Tax Allocation and Indemnity Agreement.



                       21.1               Subsidiaries of the Registrant.

                       23.1               Consent of Independent Accountants.

                       24.1               Power of Attorney. Reference is made to page 20.

                       27.1               Financial Data Schedule



----------

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

(9) Filed as an exhibit to the Registration Statement on Form 10, as amended filed by Hi/fn, Inc. (File No. O-24765) and incorporated herein by reference.