Form 10-K405/A
period 1998-09-30
STAC SOFTWARE INC
filed 1999-01-28
CIK 885073

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM______TO_____

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

   12636 HIGH BLUFF, DRIVE, 4TH FLOOR
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 18, 1998 was $20,483,000.*

     The number of shares outstanding of the Registrant's Common Stock was 23,673,170 as of December 18, 1998.

------------

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at December 18, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                    PART III

PART III IS REPLACED IN ITS ENTIRETY AS FOLLOWS:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The Company currently has eight (8) directors. Two (2) of the current directors, Mr. Gaylord and Dr. Whiting, will not stand for reelection to the Board of Directors at the Company's 1999 Annual Meeting of Stockholders ("Annual Meeting") for personal reasons. The Company's Certificate of Incorporation, as amended, provides that the number of directors which shall constitute the whole Board of Directors shall be fixed exclusively by one or more resolutions adopted from time to time by the Board of Directors. In accordance with the Company's Certificate of Incorporation, as amended, the Board of Directors has resolved that effective as of the date of the Annual Meeting, there will be authorized six (6) Board positions. Accordingly, there are six (6) nominees for the six (6) Board positions to be filled as of the Annual Meeting. Each director to be elected will hold office until the next annual meeting of stockholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal. Each nominee is currently a director of the Company, three (3) directors having been elected by the stockholders, and three
(3) directors, Peter D. Schleider, Corey M. Smith, and John T. Ticer, having been elected by the Board in January 1999. Each nominee's background is outlined below.

           The names of the nominees and certain biographical information about them are set forth below:

                                                                  PRINCIPAL OCCUPATION/
                     NAME                       AGE           POSITION HELD WITH THE COMPANY
                     ----                       ---           ------------------------------
Gary W. Clow............................        44         Chairman of the Board of Directors
Robert W. Johnson, Ph.D.................        49         Director
Antonio Perez...........................        53         Director
Peter D. Schleider......................        41         Director
Corey M. Smith..........................        42         Director
John T. Ticer...........................        40         President, Chief Executive Officer and Director

           Mr. Clow has been Chairman of the Board of Directors since March 1992 and a director since 1983. Mr. Clow also served as Chief Executive Officer of the Company from 1992 until January 1999 and as President of the Company from 1986 through 1996. Mr. Clow previously was a Vice President at Dynamic Instruments, a measurement systems company for the defense industry, and a Senior Software Engineer at the Portable Products Division of the Communications Sector at Motorola, Inc. Mr. Clow received an M.A.S. in Computer Systems from Florida Atlantic University and an M.S. in Electrical Engineering from the California Institute of Technology.

           Dr. Johnson has served as a director since 1983. He has been a private investor since July 1988. From 1983 to July 1988, he was first a principal and subsequently a general partner of Southern California Ventures, a private venture capital firm. He is a director of Hi/fn, Inc., a publicly-held semiconductor company, and ViaSat, Inc., a publicly-held communications equipment company. Dr. Johnson holds undergraduate and graduate degrees from Stanford University and Harvard University.

           Mr. Perez has served as a director since 1997. Mr. Perez has served as a Vice President of Hewlett-Packard Company and General Manager of its Inkjet Products Group since 1995. From 1991 to 1995 Mr. Perez held General Manager positions within Hewlett-Packard. He joined Hewlett-Packard in 1975. Mr. Perez holds a Bachelor of Science degree in electrical engineering from Madrid University in Spain, and International Business and Marketing Diplomas from Institut European D'Administration des Affaires (Insead) in France.

           Mr. Schleider has served as a director since January 1999. Mr. Schleider has been the General Partner of RKB Capital, L.P., a private investment partnership, since August 1998. From January 1998 to September 1998 Mr. Schleider was a partner in Matrix Capital Management, an investment partnership. From 1987 through 1997 Mr. Schleider held positions with Wessels, Arnold & Henderson, an investment bank headquartered in Minneapolis, Minnesota, most recently as a securities research analyst for enterprise and systems level software stocks. Mr. Schleider graduated from Trinity University with a Bachelor of Arts degree in History/Economics and is a Chartered Financial Analyst.

           Mr. Smith has served as a Director of the Company since January 1999. From September 1996 to January 1999, Mr. Smith was President of Xcellenet, Inc., a remote systems management software company. From August 1995 to September 1996, Mr. Smith was the President and Chief Executive Officer of Decision Point Data, an employment screening software and service bureau company, and from December 1993 to August 1995 Mr. Smith was the President and Chief Executive Officer of Creative Multimedia, a consumer CD-ROM publisher. From October 1988 to April 1992, Mr. Smith was the President and Chief Executive Officer of Central Point Software, a desk-top utility software company. Mr. Smith received a Bachelor of Science degree in Business Administration from Oregon State University.

           Mr. Ticer has served as a director of the Company since January 1999. He has been President of the Company since February 1997 and Chief Executive Officer of the Company since January 1999 and was Chief Operating Officer of the Company from February 1997 until January 1999. From February 1996 to January 1997 he was Director of Business Alliances for Tivoli Systems, a subsidiary of IBM Corporation, and from August 1995 to January 1996 was Director of Strategic Investments at IBM. From April 1995 to August 1995 Mr. Ticer was Director of Corporate Development at Legent Corporation. Mr. Ticer held various director level positions at Landmark Systems Corporation from December 1992 to April 1995. Mr. Ticer holds a Bachelor of Science and Master of Science degree in Engineering from the University of Virginia and a Master of Business Administration from Dartmouth College.

           BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS NOT DESCRIBED ABOVE

           Douglas L. Whiting, Ph.D., age 42 is a director of the Company who will be retiring from the Board as of the date of the Annual Meeting. Dr. Whiting has served as a director since 1983. Since January 1999, Dr. Whiting has served as Chief Technologist of the Company. He was Vice President of Technology of the Company from 1985 until January 1999 and was President of the Company from 1984 to 1986. He is a director of Hi/fn, Inc., a publicly held semiconductor company. Dr. Whiting received a Ph.D. in Computer Science from the California Institute of Technology.

           Charles H. Gaylord, Jr., age 53, is a director of the Company who will be resigning from the Board as of the date of the Annual Meeting. Mr. Gaylord has served as a director since April 1995. He is currently a private technology investor and a director of HNC Software Inc., a publicly held computer software company. From December 1993 to September 1994, Mr. Gaylord served as Executive Vice President of Intuit Inc., a personal and small business finance software company, following the acquisition of ChipSoft, Inc., a tax preparation company, by Intuit. Prior to that acquisition, from June 1990 to December 1993, he served first as President and Chief Executive Officer and a director of ChipSoft and then as its Chairman of the Board of Directors and Chief Executive Officer. Mr. Gaylord holds Bachelor of Science and Master of Science degrees in aerospace engineering from Georgia Institute of Technology and a Master of Business Administration from Harvard University.

           James T. Nicol, age 46, has been the Company's Vice President of Product Operations since October 1998 and was Vice President of Development from July 1996 through September 1998. From August 1995 to July 1996, he was on assignment to Lotus Corporation as a director-level development manager tasked with the transition of the groupware capability from IBM to Lotus. From December 1983 to August 1995, he held a variety of system software development positions in IBM, from system software engineer to Senior Product Manager in the areas of database, application development, and groupware.

           Mr. Clifford L. Flowers, age 40, has served as Vice President of Finance and Chief Financial Officer of the Company since January 1999. He was the Company's Corporate Controller from June 1994 until January 1999. From June 1988 to June 1994, Mr. Flowers held various positions with PricewaterhouseCoopers LLP, independent public accountants, most recently as an Audit Manager. Mr. Flowers is a certified public accountant and received a Bachelor of Science in accounting from San Diego State University.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

           To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1998, Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

           Non-Employee Directors are compensated for their services on the Board in accordance with the following policy: each Non-Employee Director is paid an annual retainer of $4,000 plus an additional sum of $1,000 for each meeting of the Board attended in person (other than by telephone) by such director. In addition, each Non-Employee Director that is a member of one or more committees of the Board is paid an additional amount equal to $500 for each such committee meeting attended in person (other than by telephone) by such director where such meeting is held on a date other than the date of any meeting of the Board. In the fiscal year ended September 30, 1998, the total compensation paid to Non-Employee Directors was $32,000.

           The members of the Board of Directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

     Non-Employee Directors are eligible to receive grants under the Company's 1992 Non-Employee Directors' Stock Option Plan, as amended (the "Directors' Plan"). Under the Directors' Plan, each person who is elected for the first time by the Board or stockholders of the Company to serve as a Non-Employee Director and who has not previously served as a member of the Board will, upon the date of such election, be granted an option (on the terms and conditions set forth in the Directors' Plan) to purchase twenty-five thousand (25,000) shares of the Company's Common Stock (hereinafter referred to as an "Initial Election Option"). In addition, each person who is re-elected by the Board or stockholders of the Company to serve as a Non-Employee Director will, upon the date of each such re-election be granted an option (on the terms and conditions set forth in the Directors' Plan) to purchase ten thousand (10,000) shares of the Company's Common Stock (hereinafter referred to as a "Re-Election Option"). The Board is considering whether to amend the Directors' Plan to increase the number of shares subject to Initial Election Options and Re-Election Options as a result of the Hi/fn Spin-Off to numbers not more than two (2) times their current levels. All options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. The exercise price of options granted under the Directors' Plan will be equal to the fair market value of the Company's Common Stock on the date of grant.

           Options granted under the Directors' Plan are subject to vesting as follows: Initial Election Options will vest in five equal installments of 5,000 shares each, with the first such installment vesting immediately prior to the first Annual Meeting of Stockholders after the date of grant and each additional installment vesting immediately prior to the date of each subsequent Annual Meeting of Stockholders of the Company, so long as the optionee has, during the entire year prior to such vesting date, continuously served as a Non-Employee Director of the Company or any affiliate of the Company. Re-Election Options will vest in four equal installments of 2,500 shares each, with the first such installment vesting immediately prior to the date of each Annual Meeting of Stockholders of the Company following the date of grant, so long as the optionee has, during the entire year prior to such vesting date, continuously served as a Non-Employee Director of the Company or any affiliate of the Company.

           On December 16, 1998, the exercises price and the number of outstanding options to purchase Common Stock held by directors of the Company were adjusted as a result of the Company's spin-off of its semiconductor subsidiary, Hi/fn, Inc. (the "Hi/fn Spin-Off"). See "-Effect of Hi/fn Spin-Off on Company's Common Stock Options."

           During the last fiscal year, the Company granted options covering 42,210 shares to each Non-Employee Director of the Company (for a total of 126,630 shares) at an exercise price per share of $1.18 (as adjusted for the Hi/fn Spin-Off), the fair market value of the Company's common stock on the date of grant. As of September 30, 1998, options to purchase 548,730 shares (as adjusted for the Hi/fn Spin-Off) have been granted and are outstanding under the Directors' Plan, net of cancellations, and options to purchase 5,000 shares have been exercised under the Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

           The following table shows, for the fiscal years ended September 30, 1998, September 30, 1997 and September 30, 1996, compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at September 30, 1998 (the "Named Executive Officers"). All options listed below reflect the Hi/fn Spin-Off.

                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                    ANNUAL COMPENSATION(1)               AWARDS
                                                             ----------------------------------       ------------
                                                                                                       SECURITIES
                                                                                                       UNDERLYING
NAME AND PRINCIPAL POSITION                                  YEAR         SALARY         BONUS         OPTIONS(2)
---------------------------                                  ----        --------       -------       ------------
Gary W. Clow(3)..........................................    1998        $185,500       $29,355                -
Chief Executive Officer                                      1997        $175,000       $16,188        1,181,880
                                                             1996        $175,000       $ 6,563                -

John T. Ticer(4).........................................    1998        $210,000       $54,653                -
President and Chief Operating Officer                        1997        $126,923       $34,654          844,200
                                                             1996               -             -                -

James T. Nicol(5)........................................    1998        $148,400       $56,131                -
Vice President of Products                                   1997        $140,000       $15,920          422,100
                                                             1996        $ 20,833             -                -

James M. Priest(6).......................................    1998        $140,400       $39,065                -
Vice President of Sales and Marketing                        1997          92,500       $10,135          337,680
                                                             1996               -             -                -

John R. Witzel(7)........................................    1998        $145,600       $26,681                -
Vice President of Finance, Chief Financial                   1997        $140,000       $ 4,063          506,520
   Officer and Secretary                                     1996        $125,000       $ 1,032                -


-------------

(1) As permitted by rules established by the Commission, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed the lesser of 10% of bonus plan salary or $50,000.

(2) Options of Messrs. Ticer, Nicol and Priest were repriced in fiscal 1997 and are treated as new grants. Previously granted options were cancelled concurrently with the repricing. The Company has not issued any stock appreciation rights (SARs).

(3)        Mr. Clow resigned as Chief Executive Officer of the Company in
           January 1999.

(4) Mr. Ticer joined the Company in February 1997. He was also paid $79,972 in relocation expenses and associated income taxes in fiscal 1997. Mr. Ticer resigned as Chief Operating Officer and was appointed Chief Executive Officer of the Company in January 1999.

(5) Mr. Nicol joined the Company in August 1996. He was also paid $83,875 in relocation expenses and associated income taxes in fiscal 1996.

(6) Mr. Priest joined the Company in December 1996. He was also paid $92,338 in relocation expenses and associated income taxes in fiscal 1996. Mr. Priest resigned as Vice President of Sales and Marketing in December 1998.

(7) Mr. Witzel resigned as Vice President of Finance, Chief Financial Officer and Secretary of the Company in January 1999.

                        STOCK OPTION GRANTS AND EXERCISES

           From time to time the Company grants options to its executive officers under its 1992 Stock Option Plan. As of December 31, 1998, options to purchase a total of 9,088,978 shares had been granted and were outstanding under the 1992 Plan, options to purchase 1,021,455 shares had been exercised under the 1992 Plan and 1,545,269 shares remained available for future option grants under the 1992 Plan, as adjusted for the Hi/fn Spin-Off. See "Effect of Hi/fn Spin-Off on Company's Stock Options."

           For the fiscal year ended September 30, 1998, no options were granted to any Named Executive Officers. The following table shows certain information regarding options exercised by, and held at year end by, the Named Executive Officers.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1998
                     AND 1998 FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SHARES UNDERLYING                VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS HELD AT              IN-THE-MONEY OPTIONS AT
                       SHARES                                 SEPTEMBER 30, 1998(2)                  SEPTEMBER 30, 1998(3)
                     ACQUIRED ON         VALUE         ----------------------------------    -------------------------------------
NAME                 EXERCISE(#)     REALIZED($)(1)    EXERCISABLE(#)    UNEXERCISABLE(#)    EXERCISABLE($)       UNEXERCISABLE($)
----                 -----------     --------------    --------------    ----------------    --------------       ----------------
Gary W. Clow               --                --           1,160,773            590,943             33,750                  --
James T. Nicol             --                --             175,873            246,227                 --                  --
John T. Ticer              --                --             327,127            517,073                 --                  --
James M. Priest            --                --             133,663            204,017                 --                  --
John R. Witzel        113,000           456,375             675,358            253,262             25,000                  --

--------

(1) Represents the fair market value of the underlying shares on the date of exercise less the exercise price. For purposes of this table, "fair market value" is determined based on the average of the highest and lowest selling prices on the applicable date as reported on the Nasdaq National Market System. Shares acquired are adjusted to reflect the Hi/fn Spin-Off.

(2)        Includes both "in-the-money" and "out-of-the-money" options.
           Exercisable and Unexercisable options reflect the Hi/fn Spin-Off.

(3) Represents the fair market value per share of the underlying shares on the last day of the fiscal year ($3.00), less the exercise or base price, based on actual exercisable and unexercisable options, prior to the Hi/fn Spin-Off.

AGREEMENTS WITH EXECUTIVE OFFICERS

           The Company has entered into agreements with certain of the Company's officers (each hereinafter referred to as "Executive"), including its Named Executive Officers, in order to ensure Executive has an opportunity to acquire and/or maintain an equity interest in the Company as an incentive for Executive to participate actively in the affairs and maximize the value of the Company, without distraction arising from the possibility of a change in control of Stac. The terms of the agreements provide that, in the event of a Change in Control (as defined in the agreements), and the Involuntary Termination (as defined in the agreements) of Executive's employment at any time during the period beginning sixty (60) days prior to such Change in Control and ending thirteen (13) months following such Change of Control, (i) fifty percent (50%) of those unvested options or other rights to purchase shares of the Company's capital stock then held by Executive shall automatically become fully vested and (ii) the Company's repurchase right automatically lapses with respect to fifty percent (50%) of the shares of the Company's stock then held by Executive which are subject to the repurchase right.

EFFECT OF HI/FN SPIN-OFF ON COMPANY'S STOCK OPTIONS

           The Company completed the Hi/fn Spin-Off on December 16, 1998. In connection with the Hi/fn Spin-Off, holders of the Company's Common Stock received a dividend of one share of Common Stock of Hi/fn for every 3.9455 shares of Common Stock of the Company held by them as of that date. As a result of the Hi/fn Spin-Off, the number of shares subject to, and the exercise prices of, the then outstanding options to purchase Common Stock of the Company held by each current and former director, employee and consultant of the Company on the effective date of the Hi/fn Spin-Off (the "Company Options"), were adjusted in a manner designed to preserve the economic value of the Company Options outstanding prior to the Hi/fn Spin-Off. References and calculations herein related to shares subject to outstanding options and relevant exercise prices reflect the Hi/fn Spin-Off. Additional information regarding the Hi/fn Spin-Off is set forth in the Registration Statement on Form 10 filed by Hi/fn with the Commission in connection with the Hi/fn Spin-Off.

                   REPORT OF THE COMPENSATION COMMITTEE OF THE
                 BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION(1)

OVERVIEW AND PHILOSOPHY

           Stac's Compensation Committee of the Board of Directors (the "Committee") is currently composed of two (2) outside directors, Messrs. Gaylord and Perez. As of the date of the Annual Meeting, Mr. Clow and Mr. Smith will replace Mr. Gaylord and Mr. Perez on the Committee. Among other things, the Committee reviews and approves annual executive officer compensation; provided, however, with respect to the Company Chief Executive Officer, the Committee makes a recommendation to the Board of Directors and the Chief Executive Officer's compensation is approved by the Board of Directors. In general, the compensation policies adopted by the Committee are designed to (i) attract and retain executives capable of leading the Company to meet its business objectives and (ii) motivate the Company's executives to enhance long-term stockholder value.

EXECUTIVE OFFICER COMPENSATION

           The Company's executive officer compensation program is comprised of base salary, annual cash incentive compensation in the form of a bonus and long-term incentive compensation in the form of stock option grants.

      BASE SALARY

           In establishing base salaries, the Committee first considers a number of surveys and compensation levels at comparably sized companies in comparable industries, including companies in the software industries. Each survey is weighted based on the Committee's determination of the comparability to Stac of the companies within the survey. The companies included in the surveys are not necessarily the same as the companies included in the market indices included in the performance graph in this Annual Report. Although the compensation surveys referred to above and the market indices included in the performance graph are broad and include companies in related industries, the surveys and indices were created for difference purposes and accordingly are not compatible.

           Based on the data generated in the surveys, the Committee then subjectively sets a target base salary level applicable to all executive officers. The Committee then subjectively considers the level of responsibility, experience and contributions of each

------------
(1) The material in this report is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

executive officer. The Committee then sets each officer's base salary taking into account the target salary and the Committee's evaluation of individual performance. For fiscal 1998, executive officer base salaries were generally below the median base salary levels determined through the surveys.

      ANNUAL CASH INCENTIVE BONUS

           The Company pays bonuses to its executive officers based primarily on the achievement of revenue goals and meeting specific management objectives established by the Committee prior to each fiscal quarter. In considering the establishment revenue goals and management objectives for fiscal 1998, the Committee considered, among other things, the Company's revenue growth and profitability as compared to internal targets, comparable companies and data regarding non-salary cash compensation obtained from the surveys referred to above. In total, bonuses paid to executive officers during fiscal 1998 were below the median bonus levels paid by comparable companies as determined through the surveys referred to above.

      STOCK OPTION GRANTS

           The Company grants stock options to its executive officers in order to provide long-term incentives and align executive officers and stockholder long-term interests by creating a direct link between executive compensation and stockholder return. Stock options are granted at an option price equal to the fair market value of the Company's Common Stock on the date of the grant. In order to facilitate long-term incentives through the option grants, options are generally subject to ratable vesting over three to five years and are exercisable for ten years.

           Executive officer awards are subjectively determined by the Committee after considering stock option grant data taken from the compensation surveys referred to above, as well as the level of responsibility, experience and contributions of each executive officer. In determining the size of individual grants, the Committee also considers the number of shares subject to the options previously granted to each executive officer, including the number of such shares that have vested and remain exercisable and shares that remain unvested.

           Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Compensation Committee has determined that stock options granted under the Company's 1992 Stock Option Plan with an exercise price at least equal to the fair market value of the Company's common stock on the date of grant shall be treated as "performance-based compensation."

           CHIEF EXECUTIVE OFFICER SALARY

           The Committee considers with particular care the compensation of the Company's Chief Executive Officer, and recommends for Board approval, the amount of such compensation. For fiscal 1998, the Company's Chief Executive Officer was Gary W. Clow. Mr. Clow's compensation for the fiscal year ended September 30, 1998 was determined based on the factors discussed above, including the completion of the Hi/fn Spin-Off and was set at $185,000, which was an increase of 6% from his salary for the previous year. As described above, he was paid a bonus of $29,355 compared to a bonus of $16,188 paid in the prior year.



                                       COMPENSATION COMMITTEE

                                       Charles H. Gaylord, Jr.
                                       Antonio Perez

                       PERFORMANCE MEASUREMENT COMPARISON

           The following graph compares total stockholder returns of the Company for the five years since September 30, 1993 to two indices: The Nasdaq CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) (the "Nasdaq-US") and the Nasdaq CRSP Total Return Index for Computer Software Stocks (SIC 737) (the "Nasdaq-Industry"). The total return for the Company's stock and for each index assumes the reinvestment of dividends, although dividends have never been declared on the Company's stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each quarterly period. The Nasdaq-US tracks the aggregate price performance of all equity securities of U.S. companies traded on the Nasdaq National Market (the "NNM") and the Nasdaq SmallCap Market. The Nasdaq-Industry tracks the aggregate price performance of equity securities of computer software companies traded on the NNM. The Company's Common Stock is traded on the NNM and is a component of both the Nasdaq-US and the Nasdaq-Industry.(2)



           COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT SINCE
                               SEPTEMBER 30, 1993



                                                 NASDAQ U.S.                  NASDAQ Ind.
                          Stac                   Cos. Index                 Index (SIC 737)
                        -------                  -----------                ---------------
        9/30/93         $100.00                    $100.00                       $100.00
       12/31/93         $130.43                    $101.97                       $100.51
        3/31/94         $200.00                    $ 97.68                       $101.93
        6/30/94         $230.43                    $ 93.11                       $ 99.75
        9/30/94         $184.78                    $100.83                       $111.06
       12/30/94         $178.26                    $ 99.67                       $122.06
        3/31/95         $200.00                    $108.67                       $137.40
        6/30/95         $256.52                    $124.31                       $162.85
        9/29/95         $326.09                    $139.28                       $177.89
       12/29/95         $500.00                    $140.97                       $185.87
        3/29/96         $365.22                    $147.54                       $194.58
        6/28/96         $391.30                    $159.59                       $216.29
        9/30/96         $278.26                    $165.24                       $220.62
       12/31/96         $230.43                    $173.36                       $229.41
        3/31/97         $165.22                    $163.95                       $212.94
        6/30/97         $123.93                    $194.01                       $273.05
        9/30/97         $165.22                    $226.81                       $298.61
       12/31/97         $160.87                    $212.69                       $281.82
        3/31/98         $167.41                    $248.80                       $372.30
        6/30/98         $150.02                    $255.98                       $413.17
        9/30/98         $104.35                    $231.74                       $389.47


           Stac's closing stock price on September 30, 1998, which was prior to the Hi/fn Spin-Off and adjustment to the Common Stock per share price as a result thereof, was $3.00 per share. The last sales price for the Company's Common Stock as reported by Nasdaq on December 31, 1998 was $1.375, which was following the Hi/fn Spin-Off. Historical stock price performance is not necessarily indicative of future price performance, particularly in light of the Hi/fn Spin-Off.



------------

(2) The material in this report is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information regarding the ownership of the Company's Common Stock as of December 31, 1998 by: (i) each nominee for director and each other current director of the Company, (ii) each of the executive officers named in the Summary Compensation Table below under the heading "Executive Compensation;" (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                  NUMBER OF          PERCENTAGE
                                                                   SHARES        BENEFICIALLY OWNED(1)
                                                                  ---------      ---------------------
Microsoft Corporation..........................................   2,458,746             10.4%
One Microsoft Way
Redmond, WA  98052-6399
Gary W. Clow(2)................................................                         11.0%
Robert W. Johnson(3)...........................................   1,872,523              7.9%
Douglas L. Whiting(4)..........................................   1,599,167              6.7%
John R. Witzel(5)..............................................     915,016              3.8%
Peter D. Schleider(6)..........................................     460,600              1.9%
John T. Ticer(7)...............................................     404,681              1.7%
Antonio Perez(8)...............................................      57,762              *
Corey M. Smith.................................................      74,000              *
Charles H. Gaylord, Jr.(9) ....................................     172,733              *
James T. Nicol(10) ............................................     211,988              *
James M. Priest(11)............................................      84,893              *
All directors and officers as a group (12 persons) ............   8,721,006             32.5%

----------
*       Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property and marital property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned and has a business address of Stac Software, Inc., 12636 High Bluff Drive, 4th Floor, San Diego, California 92130-2093. Applicable percentages are based on 23,673,170 shares outstanding on December 31, 1998, adjusted as required by rules promulgated by the Commission; and also reflect an adjustment to Company options outstanding as of December 16, 1998 held by optionees to account for the Hi/fn Spin-Off. See "Executive Compensation - Effect of Spin-Off of Hi/fn on Company's Stock Options.

(2) Includes 100,100 shares held by the Cristina Clow Trust and 100,000 shares held by the Andrew Clow Trust, of which Mr. Clow is a co-trustee and of which Mr. Clow disclaims beneficial ownership, and 1,234,641 shares issuable upon exercise of options held by Mr. Clow that are exercisable within 60 days of December 31, 1998.

(3) Includes 1,759,000 shares held by the Robert W. Johnson Revocable Trust, of which Dr. Johnson is Trustee and 105,523 shares issuable upon exercise of options held by Mr. Johnson that are exercisable within 60 days of December 31, 1998.

(4) Includes 1,382,500 shares held by the Whiting Family Trust, of which Dr. Whiting serves as Trustee and 216,667 shares issuable upon exercise of options held by Dr. Whiting that are exercisable within 60 days of December 31, 1998.

(5) Includes 707,016 shares issuable upon exercise of options held by Mr. Witzel that are exercisable within 60 days of December 31, 1998. Mr. Witzel resigned from the Company, effective the close of business on January 4, 1999.

(6) Includes 460,600 shares held of record by the RKB Capital, L.P., of which Mr. Schleider is the general partner.

(7) Includes 404,681 shares issuable upon exercise of options held by Mr. Ticer that are exercisable within 60 days of December 31, 1998.

(8) Includes 52,762 shares issuable upon exercise of options held by Mr. Perez that are exercisable within 60 days of December 31, 1998.

(9) Includes 25,000 shares held of record by the Gaylord Family Trust UTD 12/30/93, of which Mr. Gaylord serves as co-trustee and 147,733 shares issuable upon exercise of options held by Mr. Gaylord that are exercisable within 60 days of December 31, 1998.

(10) Includes 211,048 shares issuable upon exercise of options held by Mr. Nicol that are exercisable within 60 days of December 31, 1998.

(11) Includes 84,418 shares issuable upon exercise of options held by Mr. Priest that are exercisable within 60 days of December 31, 1998. Mr. Priest resigned from the Company, effective the close of business on December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company's policy is that it will not make loans or enter into other transactions with directors, officers, or affiliates unless such loans or transactions are approved by a majority of the Company's disinterested directors and may reasonably be expected to benefit the Company.

           The Company's Bylaws provide that the Company will indemnify its directors and may indemnify its officers, employees, and other agents to the fullest extent permitted by law. The Company believes that indemnification under its Bylaws covers at least negligence and gross negligence by indemnified parties, and may require the Company to advance litigation expenses in the case of stockholder derivative actions or other actions, against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

           In addition, the Company's Certificate of Incorporation provides that to the fullest extent permitted by Delaware law, the Company's directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director's duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the Company or its stockholders, for improper transactions between the director and the Company, and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

           The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

           The Company maintains insurance policies covering officers and directors under which the insurers agree to pay, subject to certain exclusions, including certain violations of securities laws, for any claim made against the directors and officers of the Company for a wrongful act that they may become legally obligated to pay or for which the Company is required to indemnify the officers or directors. The Company believes that its Certificate of Incorporation and Bylaw provisions, indemnification agreements and such insurance policies are necessary to attract and retain qualified person as directors and officers.

           At present, there is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company to which indemnification is being sought nor is the Company aware of any threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

           The Company has entered into agreements with certain of the Company's officers (each hereinafter referred to as "Executive"), including its Named Executive Officers, in order to ensure Executive has an opportunity to acquire and/or maintain an equity interest in the Company as an incentive for Executive to participate actively in the affairs and maximize the value of the Company, without distraction arising from the possibility of a change in control of Stac. The terms of the agreements provide that, in the event of a Change in Control (as defined in the agreements), and the Involuntary Termination (as defined in the agreements) of Executive's employment at any time during the period beginning sixty (60) days prior to such Change in Control and ending thirteen
(13) months following such Change of Control, (i) fifty percent (50%) of those unvested options or other rights to purchase shares of the Company's capital stock then held by Executive shall automatically become fully vested and (ii) the Company's repurchase right automatically lapses with respect to fifty percent % (50%) of the shares of the Company's stock then held by Executive which are subject to the repurchase right.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c) Exhibits

  EXHIBIT
  NUMBER       DESCRIPTION
     10.1      Form of Change in Control Agreement.
     23.1      Consent of PricewaterhouseCoopers LLP, Independent Auditors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       STAC SOFTWARE, INC.

                                       By:      /s/ JOHN T. TICER
                                          --------------------------------------
                                                    John T. Ticer
                                            Chief Executive Officer, President
                                                    and Director
Date: January 28, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURES                                   TITLE                             DATE
             ----------                                   -----                             ----
        /s/ JOHN T. TICER                    Chief Executive Officer, President       January 28, 1999
--------------------------------------       and Director
           (John T. Ticer)                   (Principal Executive Officer)

        /s/ CLIFFORD L. FLOWERS              Executive Vice President of Finance,     January 28, 1999
--------------------------------------       and Chief Financial Officer
         (Clifford L. Flowers)               (Principal Financial Officer)


        /s/ GARY W. CLOW                     Chairman of the Board of Directors       January 28, 1999
--------------------------------------
           (Gary W. Clow)

                *                            Director                                 January 28, 1999
--------------------------------------
       (Douglas L. Whiting)

                *                            Director                                 January 28, 1999
--------------------------------------
     (Charles H. Gaylord, Jr.)

                *                            Director                                 January 28, 1999
--------------------------------------
       (Robert W. Johnson)

                *                            Director                                 January 28, 1999
--------------------------------------
        (Antonio Perez)

                                             Director
--------------------------------------
        (Peter D. Schleider)

                                             Director
--------------------------------------
        (Corey M. Smith)

         /s/ GARY W. CLOW
--------------------------------------
          (Gary W. Clow)
        Attorney-in-Fact