Form 10-Q
period 1998-12-31
STAC SOFTWARE INC
filed 1999-02-12
CIK 885073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

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

               YES  [X]                                   NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1998.

Common Stock, par value $0.0001 per share                      23,680,670 shares

                               STAC SOFTWARE, INC.



                                      INDEX


Part I.        Financial Information

      Item 1.  Financial Statements                                        Page
                                                                           ----
                        Condensed Consolidated Balance Sheets
                             as of December 31, 1998 and
                             September 30, 1998                              3

                        Condensed Consolidated Statements of
                             Operations for the three months
                             ended December 31, 1998 and 1997                4

                        Condensed Consolidated Statements of Cash
                             Flows for the three months ended
                             December 31, 1998 and 1997                      6

                        Notes to Condensed Consolidated Financial
                             Statements                                      7

      Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                      9

      Item 3.           Market Risk                                         14


Part II.       Other Information

      Item 6.           Exhibits and Reports on Form 8-K                    15

Signatures                                                                  16

                               STAC SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                       December 31,    September 30,
                                                           1998            1998
                                                       ------------    -------------
                                                        (unaudited)
Current assets:
    Cash and cash equivalents                            $ 12,798         $ 11,573
    Marketable securities                                  13,826           12,859
    Accounts receivable                                     1,469              777
    Inventories                                               213              197
    Income taxes receivable                                 1,331            1,314
    Other current assets                                      196              317
                                                         --------         --------
        Total current assets                               29,833           27,037

Property and equipment, net                                 2,463            3,329

Notes receivable                                            5,079               79
Net assets of discontinued operations                          --           12,995
Other assets                                                  406              426
                                                         --------         --------
                                                         $ 37,781         $ 43,866
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $  1,682         $  1,458
    Accrued expenses and other
      current liabilities                                   3,944            3,022
                                                         --------         --------
        Total current liabilities                           5,626            4,480

Other liabilities                                             157              173
                                                         --------         --------
                                                            5,783            4,653
                                                         --------         --------

Stockholders' equity
    Common stock at par value                                  31               31
    Additional paid in capital                             76,340           75,143
    Treasury stock                                        (41,347)         (41,347)
    Cumulative translation adjustment                         (29)             (29)
    Retained earnings                                      (2,997)           5,415
                                                         --------         --------
        Total stockholders' equity                         31,998           39,213
                                                         --------         --------
                                                         $ 37,781         $ 43,866
                                                         ========         ========


      See accompanying notes to condensed consolidated financial statements

                               STAC SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)



                                                            Three Months Ended
                                                               December 31,
                                                            1998           1997
                                                          --------       --------
Revenues
Software and services                                     $  3,006       $  3,705
Royalties                                                       --          4,000
                                                          --------       --------
Net revenues                                                 3,006          7,705
Cost of revenues                                               192            247
                                                          --------       --------
Gross margin                                                 2,814          7,458
                                                          --------       --------

Operating expenses:
   Research and development                                  1,985          1,864
   Sales and marketing                                       2,411          2,771
   General and administrative                                1,401          1,438
   Restructuring                                               822            350
                                                          --------       --------
        Total operating expenses                             6,619          6,423
                                                          --------       --------

Operating income (loss)                                     (3,805)         1,035

Interest income                                                440            711
                                                          --------       --------

Income (loss) before income taxes                           (3,365)         1,746

Provision (benefit) for income taxes                        (1,439)           952
                                                          --------       --------

Income (loss) from continuing operations                    (1,926)           794

Discontinued operations:
Income from discontinued operations, net of taxes of
 $550 in 1998 and $622 in 1997                                 885            934
                                                          --------       --------

Net income (loss)                                         $ (1,041)      $  1,728
                                                          ========       ========

Earnings per common share, basic:
Income (loss) from continuing operations                  $  (0.08)      $   0.03
                                                          ========       ========
Income from discontinued operations                       $   0.04       $   0.03
                                                          ========       ========
Net income (loss)                                         $  (0.04)      $   0.06
                                                          ========       ========

Earnings per common share, diluted:
Income (loss) from continuing operations                  $  (0.08)      $   0.03
                                                          ========       ========
Income from discontinued operations                       $   0.04       $   0.03
                                                          ========       ========
Net income (loss)                                         $  (0.04)      $   0.06
                                                          ========       ========

Weighted average common shares
   outstanding, basic                                       23,466         26,829
                                                          ========       ========
Weighted average common shares
   outstanding, diluted                                     23,466         27,751
                                                          ========       ========

      See accompanying notes to condensed consolidated financial statements

                               STAC SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                  Three Months Ended
                                                                     December 31,
                                                                  1998           1997
                                                                --------       --------
Cash flows from operating activities:
    Net income (loss)                                           $ (1,041)      $  1,728
    Adjustments required to reconcile net income (loss)
         to net cash provided by operating activities:
       Depreciation and amortization                                 515            543
       Loss on disposals of property and equipment                   588             --
       Provision for deferred income taxes                            --             (3)
    Changes in assets and liabilities:
       Accounts receivable                                          (692)           129
       Inventories                                                   (16)           (53)
       Other assets                                                  131             --
       Accounts payable                                              224           (472)
       Income taxes receivable                                       (17)            --
       Income taxes payable                                           --            606
       Accrued expenses and other current liabilities                922            250
                                                                --------       --------
          Net cash provided by operating activities                  614          2,728
                                                                --------       --------

Cash flows from investing activities:
    Purchases of marketable securities                            (9,967)       (20,219)
    Sales of marketable securities                                 9,000         32,556
    Acquisitions of treasury stock                                    --         (5,583)
    Purchases of property and equipment                             (227)          (433)
                                                                --------       --------
          Net cash provided (used) by investing activities        (1,194)         6,321
                                                                --------       --------

Cash flows from financing activities:
    Issuance of common stock                                       1,045            601
    Tax benefit from exercise of  stock options                      136             97
                                                                --------       --------
          Net cash provided by financing activities                1,181            698
                                                                --------       --------

Effect of exchange rates on cash                                      --             88
                                                                --------       --------
Net cash provided by discontinued operations                         624            311
                                                                --------       --------

Net increase in cash                                               1,225         10,146

Cash and cash equivalents at beginning of period                  11,573         18,609
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 12,798       $ 28,755
                                                                ========       ========
Supplemental non-cash activities:
      Stock dividend                                            $  7,371       $     --
                                                                ========       ========
     Conversion of deferred compensation to equity
          upon exercise of common stock options                 $     16       $     --
                                                                ========       ========


      See accompanying notes to condensed consolidated financial statements

                               STAC SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated unaudited financial statements of Stac Software, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report for the year ended September 30, 1998. In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of December 31, 1998 and its results of operations for the three month periods ended December 31, 1998 and 1997, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2.  Earnings (Loss) Per Share:

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net income remains the same for the calculations of basic EPS and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended December 31, 1998 and 1997 is presented below.


                                                    Three Months Ended
                                                     December 31, 1998
                                                        (unaudited)
                                                        -----------

                                                                         Per-Share
                                         Net Loss         Shares           Amount
                                         --------         ------         ---------
Net Income (loss)                        $(1,041)
Basic EPS                                                  23,466         ($0.04)
Dilutive Securities                                            --
                                                           ------
Diluted EPS                                                23,466         ($0.04)
                                                           ======

                                                           Three Months Ended
                                                           December 31, 1997
                                                              (unaudited)
                                                              -----------
                                                                            Per-Share
                                                  Net Income    Shares        Amount
                                                  ----------    ------      ---------
Net Income                                         $1,728
Basic EPS                                                       26,829      $0.06
Dilutive Securities                                                922
                                                                ------
Diluted EPS                                                     27,751      $0.06
                                                                ======


NOTE 3. Inventories (in thousands; December 31, 1998 unaudited):

                                               December 31,     September 30,
                                                   1998             1998
                                               ------------     -------------
          Raw materials                            $138             $132
          Finished goods                             75               65
                                                   ----             ----
                                                   $213             $197
                                                   ====             ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Stac Software, Inc.'s ("Stac" or "the Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to; fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends and Channel Inventories" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility") and in the Company's Form 10-K for the year ended September 30, 1998.

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

              On December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn subsidiary to its stockholders. Hi/fn was a majority owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. As a result of the spin-off, Hi/fn has been accounted for as a discontinued operation in the Company's financial statements. Hi/fn is currently traded on Nasdaq under the symbol HIFN. Please refer to the Registration Statement on Form 10 filed by Hi/fn with the SEC for a complete discussion of Hi/fn and the spin-off transaction.

        Stac received royalties from Microsoft and IBM Corporation ("IBM") for licenses of its data compression technology from June 1994 through January 1998 after which the royalty agreements became paid in full. The Company does not expect further revenues from these agreements.

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

RESULTS OF OPERATIONS

        The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
                                                          1998         1997
                                                         ------      ------
          Revenues                                        100%        100%
          Cost of revenues                                  6           3
                                                         ----        ----
          Gross margin                                     94          97
                                                         ----        ----

          Research and development                         66          24
          Sales and marketing                              80          36
          General and administrative                       47          19
          Restructuring                                    28           5
                                                         ----        ----
          Total operating expenses                        221          84
                                                         ----        ----

          Operating income (loss)                        (127)         13
          Interest income                                  15           9
                                                         ----        ----

          Income (loss) before income taxes              (112)         22

          Provision for (benefit from) income taxes       (48)         12
                                                         ----        ----

          Income (loss) from continuing operations        (64)         10

          Income from discontinued operations              29          12
                                                         ----        ----

          Net income (loss)                               (35)%        22%
                                                         ====        ====

        Revenues. Revenues decreased 61% to $3.0 million for the quarter ended December 31, 1998 from $7.7 million in the quarter ended December 31, 1997. The decrease in revenues from the comparable period of the prior fiscal year was primarily due to the completion of royalty payments from IBM and Microsoft in January 1998, and due to declining sales of ReachOut.

        Software and service sales, which are comprised of domestic and international sales and licenses through distributors, retailers, solution providers, OEMs and direct channels, accounted for $3.0 million in the December 1998 quarter, compared to $3.7 million in the comparable quarter of the prior fiscal year, a decrease of 19%. The decrease in revenues is primarily due to declining sales of ReachOut, which has reached a mature phase of the product life cycle. Revenues in the December 1998 quarter from the Company's Replica product family remained relatively unchanged from the comparable quarter in the prior fiscal year.

        International sales, which are included in the above software and service sales, were $1.1 million, or 37% of revenues for the quarter ended December 31, 1998 compared to $1.3 million, or 17% of revenues in the quarter ended December 31, 1997. The increase in international revenues as a percentage of revenues in the December 1998 quarter over the comparable period in the prior fiscal year was primarily due to the decrease in license revenues as a result of the completion of the Company's royalty agreements with Microsoft and IBM. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

        There were no revenues from licenses of Stac's data compression technology to operating systems vendors in the quarter ended December 31, 1998, compared to $4.0 million, or 52% of revenues in the comparable period of the prior fiscal year, due to the completion of the underlying license agreements with IBM and Microsoft. The Company expects no further revenues from these agreements.

        Cost of Revenues and Gross Margin. Cost of revenues consists primarily of the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins decreased to 94% for the quarter ended December 31, 1998 from 97% in the quarter ended December 31, 1997 primarily due to the decrease in IBM and Microsoft royalty revenues which carried 100% gross margins.

        Research and Development. The cost of product development consists primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $2.0 million and $1.9 million for the quarters ended December 31, 1998 and December 31, 1997 respectively. The increase in product development costs over the prior quarter's costs is due to increased development activity related to the Company's Replica NDM product. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

        Sales and Marketing Expense. Selling and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel; and consulting, advertising, promotion and overhead expenses. Such expenses were $2.4 million for the quarter ended December 31, 1998 and $2.8 million for the quarter ended December 31, 1997. The reduced spending in the quarter ended December 31, 1998 from the prior year's first quarter is primarily due to reductions in staffing and marketing program costs attributed to the corporate restructurings completed in the December 1997 and 1998 quarters. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense.

        General and Administrative. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $1.4 million for each of the quarters ended December 31, 1998 and 1997.

        Restructuring. The restructuring charge of $0.8 million in the quarter ended December 31, 1998 reflects $0.5 million of fixed assets abandoned and written off as a result of the restructuring, $0.2 million in severance costs and benefits, and $0.1 million in lease termination costs. The restructuring was initiated to better align the Company's resources with the needs of a stand-alone, partner-focused software company. The restructuring charge of $0.4 million in the December 31, 1997 quarter is primarily for the costs of severance benefits and was part of a total restructuring charge of $1.2 million, $0.8 million of which was charged to operations in fiscal 1997. The severance benefits had not been communicated to the affected employees at September 30, 1997, and therefore could not be expensed until the subsequent quarter, when the notification and restructuring were completed. The restructuring that began in the September 1997 quarter and was completed in the December 1997 quarter was initiated to better align costs and resources with the Company's focus on the storage systems recovery needs of enterprice customers.

        Interest Income. Interest income was $0.4 million for the quarter ended December 31, 1998 and $0.7 million for the quarter ended December 31, 1997. The decrease in interest income for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 was due primarily to lower invested cash balances during the December 1998 quarter as a result of the Company's share repurchase programs executed beginning in July 1997.

        Income Taxes. The effective income tax rate for the quarters ended December 31, 1998 and 1997 was 43% and 55%, respectively. The effective tax rate for the December 1998 quarter was based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years. The effective tax rate for the December 1997 quarter reflects the non-deductible nature of certain costs associated with the Hi/fn spin-off transaction, for which, consistent with statutory guidelines, no tax benefit was recognized.

        Quarterly Trends and Channel Inventories. The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog, and the majority of its revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the retail and distribution channels satisfies near-term demand, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, the Company's new products typically have a lengthy evaluation period before any purchase is made.

        Seasonality. The software industry has typically experienced some seasonal variations in demand, with sales declining somewhat in the summer months. The Company believes that its sales are subject to similar seasonal variations which, when combined with the other factors described above, are likely to result in fluctuations in the Company's quarterly results. As a result, historical quarter-to-quarter comparisons should not be relied upon as indicative of future performance.

        Operating Systems. Stac's ReachOut, Replica 3 and Replica NDM products currently operate on a limited number of personal computer and network operating systems. ReachOut supports Microsoft Windows NT, Windows 98, Windows 95, Windows 3.x and DOS, while Replica 3 supports Windows NT and Novell NetWare servers. Replica 3 customers may require support of the Unix operating system, which the Company does not currently provide. Replica NDM server component supports only Windows NT with client support for Windows 98, Windows 95 and Windows NT workstations. In addition, future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

        Competition and Risks Associated with New Product Introductions. The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

   The Company's Replica product line competes with well established back-up products from Computer Associates, Inc., Seagate Software (currently owned by Seagate Technologies, Inc. but in the process of being acquired by Veritas), Legato and Veritas Software Corporation, all of which have established channels of distribution and installed customer bases. The Company has entered into OEM licenses with Legato and Seagate which authorize those companies to resell Replica products under certain conditions. While the Company hopes to expand its sales and marketing reach through these agreements, the Company expects to realize less revenue per unit than it would if it sold the products itself. As a result, the Company could realize less revenue from sales of Replica than if it might have otherwise obtained by only directly selling Replica. In addition, resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, Replica is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and marketable securities increased by $2.2 million to $26.6 million at December 31, 1998 from those at September 30, 1998. The use of cash for operations was offset by a variety of significant factors including settlements with Hi/fn on intercompany balances, income tax refunds received, and non-cash portions of the restructuring charge. Working capital increased by $1.6 million to $24.2 million at December 31, 1998 from that at September 30, 1998.

        The Company believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated companies for at least the next twelve months.

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

        The Company has also completed its initial evaluation of Year 2000 compliance with respect to all of its internal computer, telephone and security systems (hardware and software). As a result of this evaluation, the Company has determined that all business critical systems are year compliant, or will be made compliant through available product upgrades prior to the end of the June 1999 quarter at an estimated cost to the Company of $100,000.

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

        The Company has not independently confirmed any information received from other parties with respect to the Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

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

ITEM 3.  MARKET RISK.

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

        The fair value of the Company's investments in marketable securities at December 31, 1998 was $13,826,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At December 31, 1998 the Company's portfolio is primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
               27 Financial Data Schedule

         (b)  Reports on Form 8-K

               On December 31, 1998 the Company filed a Current Report on Form 8-K dated December 16, 1998 which indicated that the Company completed a distribution of all its stock in its subsidiary, Hi/fn, Inc., a Delaware corporation ("Hi/fn") to its stockholders effective December 16, 1998. Hi/fn was a majority owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. In the distribution, Stac distributed one share of common stock of Hi/fn (the "Hi/fn Common Stock") for every 3.9455 shares of common stock of Stac held by the Company's stockholders, pursuant to a Distribution Agreement dated as of December 11, 1998 (the "Distribution Agreement") between Stac and Hi/fn. A copy of the Distribution Agreement was attached to the Form 8-K. Fractional shares of Hi/fn Common Stock were aggregated and the resulting 184 shares were sold in the public market. The aggregate net cash proceeds were distributed to those Stac stockholders entitled to fractional shares. The Hi/fn Common Stock currently is quoted and traded on The Nasdaq Stock Market's National Market System under the sumbol "HIFN."



Items 1 through 5 are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                 Stac Software, Inc.
                                      ------------------------------------------
                                                    (Registrant)



Date:  February 12, 1999                       /s/ Clifford L. Flowers
                                      ------------------------------------------
                                                  Clifford L. Flowers
                                            Vice President of Finance and
                                                Chief Financial Officer