Form 10-Q
period 1999-03-31
STAC SOFTWARE INC
filed 1999-05-14
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934


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

                  YES  X                                NO
                     ----                                 ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999.

Common Stock, par value $0.001 per share                      23,730,544 shares

                               STAC SOFTWARE, INC.



                                      INDEX


PART I.           FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          Page
                                                                            ----
                     Condensed Consolidated Balance Sheets
                            as of March 31, 1999 and
                            September 30, 1998                                 3

                     Condensed Consolidated Statements of
                            Operations for the three and six months
                            ended March 31, 1999 and 1998                      4

                     Condensed Consolidated Statements of Cash
                            Flows for the three and six months ended
                            March 31, 1999 and 1998                            6

                     Notes to Condensed Consolidated Financial
                            Statements                                         7

     Item 2.         Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                         9

     Item 3.         Market Risk                                              15


PART II.          OTHER INFORMATION

     Item 4.         Submission of Matters to a vote of Securities Holders    15

     Item 6.         Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                                    17


                                                 STAC SOFTWARE, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (IN THOUSANDS)

                                                        ASSETS

                                                                             March 31,        September 30,
                                                                               1999               1998
                                                                          -------------      -------------
                                                                            (UNAUDITED)

Current assets:
     Cash and cash equivalents                                            $     14,955       $     11,573
     Marketable securities                                                      14,423             12,859
     Accounts receivable                                                         1,707                777
     Inventories                                                                   257                197
     Income taxes receivable                                                     1,677              1,314
     Other current assets                                                          502                317
                                                                          -------------      -------------
         Total current assets                                                   33,521             27,037

Property and equipment, net                                                      2,132              3,329

Net assets of discontinued operations                                                -             12,995
Other assets                                                                       474                505
                                                                          -------------      -------------
                                                                          $     36,127       $     43,866
                                                                          =============      =============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $      1,181            $ 1,458
     Accrued expenses and other
       current liabilities                                                       2,914              3,022
                                                                          -------------      -------------
         Total current liabilities                                               4,095              4,480

Other liabilities                                                                  157                173
                                                                          -------------      -------------
                                                                                 4,252              4,653
                                                                          -------------      -------------

Stockholders' equity
     Common stock at par value                                                      31                 31
     Additional paid in capital                                                 76,403             75,143
     Treasury stock                                                            (41,347)           (41,347)
     Cumulative translation adjustment                                             (27)               (29)
     Retained earnings                                                          (3,185)             5,415
                                                                          -------------      -------------
         Total stockholders' equity                                             31,875             39,213
                                                                          -------------      -------------
                                                                          $     36,127       $     43,866
                                                                          =============      =============


      See accompanying notes to condensed consolidated financial statements

                                                 STAC SOFTWARE, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                                          Three Months Ended                   Six Months Ended
                                                               March 31,                            March 31,
                                                    ----------------------------        ----------------------------
                                                        1999             1998               1999             1998
                                                    -----------      -----------        -----------      -----------

Revenues:
    Software and service                            $    3,370       $    3,803         $    6,376       $    7,508
    Royalties                                                -            1,111                  -            5,111
                                                    -----------      -----------        -----------      -----------
        Net revenues                                     3,370            4,914              6,376           12,619

Cost of revenues                                           205              213                397              460
                                                    -----------      -----------        -----------      -----------

Gross margin                                             3,165            4,701              5,979           12,159
                                                    -----------      -----------        -----------      -----------

Operating expenses:
    Research and development                             1,388            1,814              3,373            3,678
    Sales and marketing                                  1,925            2,470              4,336            5,241
    General and administrative                             754              800              2,155            2,238
    Restructuring                                            -               -                 822              350
                                                    -----------      -----------        -----------      -----------

        Total operating expenses                         4,067            5,084             10,686           11,507
                                                    -----------      -----------        -----------      -----------

Operating income (loss)                                   (902)            (383)            (4,707)             652

Interest income                                            420              643                860            1,354
                                                    -----------      -----------        -----------      -----------

Income (loss) before income taxes                         (482)             260             (3,847)           2,006

Provision (benefit) for income taxes                      (294)             121             (1,733)           1,073
                                                    -----------      -----------        -----------      -----------

Income (loss) from continuing operations                  (188)             139             (2,114)             933

Discontinued operations:
Income from discontinued operations,
   net of taxes of $550 in 1999 and
   $425 and $1,047 in the three and
   six months ended 3/31/98 respectively                     -              625                885            1,559
                                                    -----------      -----------        -----------      -----------

Net income (loss)                                   $     (188)      $      764         $   (1,229)      $    2,492
                                                    ===========      ===========        ===========      ===========

Earnings per common share, basic
Income (loss) from continuing operations            $    (0.01)      $     0.01         $    (0.09)      $     0.04
Income from discontinued operations                       0.00             0.02               0.04             0.06
Net income (loss)                                        (0.01)            0.03              (0.05)            0.09




Earnings per common share, diluted
Income (loss) from continuing operations            $    (0.01)      $     0.01         $    (0.09)      $     0.03
Income from discontinued operations                       0.00             0.02               0.04             0.06
Net income (loss)                                        (0.01)            0.03              (0.05)            0.09

Weighted average common shares
    outstanding, basic                                  23,705           25,699             23,586           26,264

Weighted average common shares
    outstanding, diluted                                23,705           26,294             23,586           27,023



      See accompanying notes to condensed consolidated financial statements


                                                 STAC SOFTWARE, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS; UNAUDITED)

                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                       1999             1998
                                                                                   -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                             $   (1,229)      $    2,492
     Adjustments required to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                                     933            1,038
        Loss on disposals of property and equipment                                       554                -
        Provision for deferred income taxes                                                 -              555
     Changes in assets and liabilities:
        Accounts receivable                                                              (930)             493
        Inventories                                                                       (60)             (54)
        Other assets                                                                     (174)            (108)
        Accounts payable                                                                 (277)             479
        Income taxes receivable/payable                                                  (363)            (791)
        Accrued expenses and other current liabilities                                   (108)          (1,118)
                                                                                   -----------      -----------
           Net cash provided (used) by operating activities                            (1,654)           2,986
                                                                                   -----------      -----------

Cash flows from investing activities:
     Purchases of marketable securities                                               (19,564)         (23,436)
     Sales of marketable securities                                                    18,000           40,556
     Acquisitions of treasury stock                                                         -          (10,682)
     Purchases of property and equipment                                                 (270)            (842)
                                                                                   -----------      -----------
           Net cash provided (used) by investing activities                            (1,834)           5,596
                                                                                   -----------      -----------

Cash flows from financing activities:
     Issuance of common stock                                                           1,105              759
     Tax benefit from exercise of stock options                                           139              157
                                                                                   -----------      -----------
           Net cash provided by financing activities                                    1,244              916
                                                                                   -----------      -----------

Effect of exchange rates on cash                                                            2               45
                                                                                   -----------      -----------
Cash received from repayment of note                                                    5,000                -
                                                                                   -----------      -----------
Net cash provided by discontinued operations                                              624              779
                                                                                   -----------      -----------

Net increase in cash                                                                    3,382           10,322

Cash and cash equivalents at beginning of period                                       11,573           18,609
                                                                                   -----------      -----------
Cash and cash equivalents at end of period                                         $   14,955       $   28,931
                                                                                   ===========      ===========
Supplemental non-cash activities:
      Stock dividend                                                               $    7,371       $        -
                                                                                   ===========      ===========
     Conversion of deferred compensation to equity
          upon exercise of common stock options                                    $       16       $        -
                                                                                   ===========      ===========

      See accompanying notes to condensed consolidated financial statements

                               STAC SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation:
         ----------------------

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

The accompanying condensed consolidated unaudited financial statements of Stac Software, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report for the year ended September 30, 1998. In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of March 31, 1999 and its results of operations for the three and six month periods ended March 31, 1999 and 1998, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2. Earnings (Loss) Per Share: (in thousands, except per share amounts; unaudited)
         -------------------------------------------------------------------

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net income remains the same for the calculations of basic EPS and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended March 31, 1999 and 1998 is presented below.


                                     Three Months Ended                      Six Months Ended
                                       March 31, 1999                          March 31, 1999
                                     ------------------                      ----------------

                                                    Per-Share                                 Per-Share
                              Net Loss     Shares     Amount            Net Loss     Shares     Amount
                              --------    -------   ---------            --------    -------  ---------

Net Loss                      $  (188)                                  $(1,229)

Basic EPS                                 23,705      ($0.01)                        23,586     $(0.05)

Dilutive Securities                            -                                          -
                                          -------                                    -------

Diluted EPS                               23,705      ($0.01)                        23,586     $(0.05)
                                          =======                                    =======



                                       Three Months Ended                         Six Months Ended
                                         March 31, 1998                             March 31, 1998
                                       ------------------                         ----------------

                                                       Per-Share                                   Per-Share
                              Net Income     Shares     Amount            Net Income     Shares      Amount
                              ----------    -------    ---------          ----------    -------    ---------

Net Income                    $     764                                   $   2,492

Basic EPS                                   25,699     $   0.03                         26,264     $   0.09

Dilutive Securities                            595                                         759
                                            -------                                     -------

Diluted EPS                                 26,294     $   0.03                         27,023     $   0.09
                                            =======                                     =======


NOTE 3. Inventories (in thousands, March 31, 1999 unaudited):
        -----------

                                                   March 31,       September 30,
                                                     1999               1998
                                                  ----------       -------------

                  Raw materials                   $    115          $    132
                  Finished goods                       142                65
                                                  ---------         ---------
                                                  $    257          $    197
                                                  =========         =========

NOTE 4. Stock Option Plan Summary (unaudited)
        ------------------------------------

On March 11, 1999 the Company's stockholders voted to increase the number of shares subject to outstanding options under the Company's 1992 Stock Option Plan by 6,935,702 shares in order to adjust for the diminution in the value of options outstanding as a result of the spin-off of the Company's Hi/fn subsidiary. The following is a summary of stock options outstanding at March 31, 1999:

                                                                   OPTIONS OUTSTANDING
                                                      ---------------------------------------------
                                                                         WEIGHTED-
                                                                          AVERAGE         WEIGHTED-
                                                                         REMAINING         AVERAGE
                                                                        CONTRACTUAL       EXERCISE
                                                        NUMBER         LIFE (YEARS)         PRICE
                                                      ----------       ------------       ---------
               Price Range
                    $0.06 - $0.83..............       1,958,318            5.88              $0.65
                    $0.84 - $0.84..............       3,360,058            7.34              $0.84
                    $0.88 - $1.35..............       2,138,932            8.49              $1.04
                    $1.39 - $2.40..............       1,556,725            7.59              $1.71
                                                      ----------
                    $0.06 - $2.40..............       9,014,033            7.34              $1.00
                                                      ==========

    The following is a summary of stock options exercisable at March 31, 1999:

                                                                    OPTIONS EXERCISABLE
                                                               ----------------------------
                                                                                 WEIGHTED-
                                                                                  AVERAGE
                                                                                 EXERCISE
                                                                 NUMBER           PRICE
                                                               ----------        ---------
               Price Range
                     $0.06 - $0.83......................       1,452,844            $0.63
                     $0.84 - $0.84......................       1,929,707            $0.84
                     $0.88 - $1.35......................         568,161            $1.09
                     $1.39 - $2.40......................       1,318,953            $1.75
                                                               ----------
                     $0.06 - $2.40......................       5,269,665            $1.04
                                                               ==========

NOTE 5.  Subsequent Event
         ----------------

On May 3, 1999, the Company announced that the Board of Directors had approved a one-for-four reverse stock split that would be effective with the close of business May 7, 1999. The Company's stockholders of record as of the close of business May 7, 1999 received one share of the new stock for each four shares owned as of the date of record. The reverse stock split had previously been approved by the Company's stockholders at the Company's Annual Meeting of Stockholders held on March 11, 1999. As a result of the reverse stock split, the number of shares outstanding and the number of options outstanding, exerciseable, and available for future grant, were reduced by a factor of four. Option exercise prices and historical earnings per share amounts were increased by a factor of four. These changes are not currently reflected in the information presented by this 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Stac Software, Inc.'s ("Stac" or "the Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to; fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends and Channel Inventories" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility"), in the Company's Form 10-K for the year ended September 30, 1998 and in the Company's Form 10-Q for the quarter ended December 31, 1998.

OVERVIEW

         Stac's storage systems recovery software business is comprised of its Replica Tape and Replica Network Data Manager ("NDM") product lines. Replica Tape and Replica NDM are high-performance, easy-to-deploy, distributed business systems recovery software products, which enable fast PC server, desktop and notebook replication and disaster recovery. Replica Tape for NetWare was introduced in February 1996 and Replica for NT was made available in April 1997. Replica NDM was introduced to selected customer sites in April 1998 and became commercially available in January 1999. The Company intends to focus on the development of relationships with key OEMs in the storage management software sector and with system integration partners, and is investing the majority of its product development, marketing and sales resources in the Replica product line and extensions to Replica.

         The Company also develops and markets ReachOut Enterprise ("ReachOut") remote communications software, a remote access software suite which allows administrators and end users to access a PC using another PC through a network, the Internet, ISDN lines or modems. ReachOut works with Microsoft Corporation's ("Microsoft") Windows NT, Windows 98/95, Windows 3.x and DOS operating systems.

         On December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn, Inc. ("Hi/fn") subsidiary to its stockholders. Hi/fn was a majority owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. As a result of the spin-off, Hi/fn has been accounted for as a discontinued operation in the Company's financial statements. Hi/fn is currently traded on Nasdaq under the symbol HIFN. Please refer to the December 8, 1998 General Form for Registration of Securities on Form 10 filed by Hi/fn with the SEC for a complete discussion of Hi/fn and the spin-off transaction.

         Stac received royalties from Microsoft and IBM Corporation ("IBM") for licenses of its data compression technology from June 1994 through January 1998 after which the royalty agreements became paid in full. The Company does not expect further revenues from these agreements.

         The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. In addition, the Company believes that certain individuals and entities that traditionally buy software from both the Company and others may defer purchases of software in the third and fourth quarters of the 1999 calendar year due to concern over the Year 2000 issue, which could impact the Company's financial results.


RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:



                                                               Three Months Ended                Six Months Ended
                                                                    March 31,                        March 31,
                                                           --------------------------       -------------------------
                                                                1999           1998            1999            1998
                                                           ----------      ----------       ----------      ----------

Revenues                                                         100%            100%            100%             100%
Cost of revenues                                                   6               4               6                4
                                                           ----------      ----------       ---------       ----------
Gross margin                                                      94              96              94               96
                                                           ----------      ----------       ---------       ----------

Research and development                                          41              37              53               29
Sales and marketing                                               57              50              68               42
General and administrative                                        23              17              34               17
Restructuring                                                      -               -              13                3
                                                           ----------      ----------       ---------       ----------
Total operating expenses                                         121             104             168               91
                                                           ----------      ----------       ---------       ----------

Operating income (loss)                                          (27)             (8)            (74)               5
Interest income                                                   12              13              14               11
                                                           ----------      ----------       ---------       ----------

Income (loss) before income taxes                                (15)              5             (60)              16

Provision for (benefit from) income taxes                         (9)              2             (27)               8
                                                           ----------      ----------       ---------       ----------

Net income (loss) from continuing operations                      (6)              3             (33)               8

Net income from discontinued operations                           (-)             13              14               12
                                                           ----------      ----------       ---------       ----------

Net income (loss)                                                 (6)%            16%            (19)%             20%
                                                           ==========      ==========       =========       ==========

         REVENUES. Revenues decreased 31% to $3.4 million for the quarter ended March 31, 1999 from $4.9 million in the quarter ended March 31, 1998, and 49% to $6.4 million for the six months ended March 31, 1999 from $12.6 million for the six months ended March 31, 1998. The decrease in revenues from the comparable periods of the prior fiscal year was primarily due to the completion of royalty payments from IBM and Microsoft in January 1998, and due to declining sales of REACHOUT.

         Software sales, which are comprised of domestic and international sales through distributors, retailers, solution providers, OEMs and direct channels, accounted for $3.4 million in the March 1999 quarter, compared to $3.8 million in the comparable quarter of the prior fiscal year, a decrease of 11%. Software sales were $6.4 million in the six months ended March 31, 1999, a 15% decrease from $7.5 million in the six months ended March 31, 1998. The decrease in revenues for both the quarter and six month periods, is due to declining sales of REACHOUT, which has reached a mature phase of the product life cycle, and is partially offset by increasing sales of the Company's REPLICA product family.

         International sales, which are included in the above software sales, are comprised primarily of software products and were $1.8 million, or 53% of revenues for the quarter ended March 31, 1999 compared to $1.3 million, or 26% of revenues in the quarter ended March 31, 1998. International sales were $2.9 million or 45% of revenues in the six months ended March 31, 1999 and $2.6 million, or 21% of revenues for the comparable period of the prior fiscal year. The increase in international revenues as a percentage of revenues in the quarter and six month periods ended March 31, 1999, over the comparable periods in the prior fiscal year was primarily due to the decrease in domestic license revenues as a result of the completion of the Company's royalty agreements with Microsoft and IBM, and stronger penetration in the European marketplace with its current product offerings. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

         There were no revenues from licenses of Stac's data compression technology to operating systems vendors in the quarter or six months ended March 31, 1999, compared to $1.1 million, or 23% of revenues in the March 31, 1998 quarter and $5.1 million, or 41% of revenues for the six months ended March 31, 1998, due to the completion of the underlying license agreements with IBM and Microsoft. The Company expects no further revenues from these agreements.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins decreased to 94% for the quarter and six months ended March 31, 1999 from 96% in the quarter and six months ended March 31, 1998 primarily due to the decrease in IBM and Microsoft royalty revenues which carried 100% gross margins.

         RESEARCH AND DEVELOPMENT. The research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $1.4 million and $1.8 million for the quarters ended March 31, 1999 and March 31, 1998 respectively, and $3.4 million and $3.7 million for the six months ended March 31, 1999 and March 31, 1998, respectively. The decrease in research and development costs from the prior year's quarter and six month period is primarily due to the timing of localization costs associated with new product versions. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, there can be no assurance that research and development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

         SALES AND MARKETING EXPENSE. Selling and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $1.9 million for the quarter ended March 31, 1999 and $2.5 million for the quarter ended March 31, 1998, and $4.3 million for the six months ended March 31, 1999 and $5.2 million for the six months ended March 31, 1998. The reduced spending in the quarter and six months ended March 31, 1999 from the prior year's comparable quarter and six month period is primarily due to reductions in staffing and marketing program costs attributable to the corporate restructurings completed in the December 1997 and 1998 quarters. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $.8 million for each of the quarters ended March 31, 1999 and March 31, 1998, and $2.2 million for each of the six month periods ended March 31, 1999 and March 31, 1998.

         RESTRUCTURING. The restructuring charge of $0.8 million in the quarter ended December 31, 1998 reflects $0.5 million of fixed assets abandoned and written off as a result of the restructuring, $0.2 million in severance costs and benefits, and $0.1 million in lease termination costs. The restructuring was initiated to better align the Company's costs and resources with the needs of a stand-alone, partner-focused software company. The restructuring charge of $0.4 million in the December 31, 1997 quarter is primarily for the costs of severance benefits and is part of a total restructuring charge of $1.2 million, $0.8 million of which was charged to operations in fiscal 1997. The severance benefits had not been communicated to the affected employees at September 30, 1997, and therefore could not be expensed until the subsequent quarter, when the notification and restructuring were completed. The restructuring began in the September 1997 quarter and was completed in the December 1997 quarter, and was initiated to better align costs and resources with the Company's focus on the storage systems recovery needs of enterprise customers.

         INTEREST INCOME. Interest income was $0.4 million for the quarter ended March 31, 1999 and $0.6 million for the quarter ended March 31, 1998, and $0.9 million and $1.4 million for the six month periods ended March 31, 1999 and March 31, 1998, respectively. The decrease in interest income for the three and six months ended March 31, 1999 compared to the three and six months ended March 31, 1998 was due primarily to lower invested cash balances during the March 1999 periods as a result of the Company's share repurchase programs executed beginning in July 1997.

         INCOME TAXES. The effective income tax rate for the quarters ended March 31,1999 and 1998 was 61% and 47%, respectively, and was 45% and 53% for the six months ended March 31, 1999 and March 31, 1998, respectively. The effective tax rate for the March 1999 quarter and six months was based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years. The effective tax rate for the March 1998 quarter and six months reflects the non-deductible nature of certain costs associated with the Hi/fn spin-off transaction, for which, consistent with statutory guidelines, no tax benefit was recognized.

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

         OPERATING SYSTEMS. Stac's ReachOut, Replica Tape and Replica NDM products currently operate on a limited number of personal computer and network operating systems. ReachOut supports Microsoft Windows NT, Windows 98, Windows 95, Windows 3.x and DOS, while Replica Tape supports Windows NT. Previous versions of Replica Tape are still available to support Novell NetWare servers. Replica Tape customers may require support of the Unix operating system, which the Company does not currently provide. Replica NDM server component supports only Windows NT with client support for Windows 98, Windows 95 and Windows NT workstations. In addition, future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

         COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS. The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's Replica product line competes with well established back-up products from Computer Associates, Inc., Seagate Software ("Seagate") (currently owned by Seagate Technologies, Inc. but in the process of being acquired by Veritas Software Corporation ("Veritas")), Legato Systems, Inc. ("Legato") and Veritas, all of which have established channels of distribution and installed customer bases. The Company has entered into OEM licenses with Legato, Seagate, Hewlett-Packard Company and Tivoli Systems, Inc. (a wholly owned subsidiary of
IBM) which authorize those companies to resell Replica products under certain conditions. While the Company hopes to expand its sales and marketing reach through these agreements, the Company expects to realize less revenue per unit than it would if it sold the products itself. As a result, the Company could realize less revenue from sales of Replica than it might have otherwise obtained by only directly selling Replica. In addition, resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, Replica is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

    The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere, Compaq Corporation's Carbon Copy, Computer Associate Inc.'s Control IT, Netopia's Timbuktu and Traveling Software, Inc.'s Laplink. ReachOut also competes against remote access products from companies such as Citrix, Inc. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers. The Company believes that the rate of growth of the remote control market it serves has decreased from prior years' growth rates or may actually be declining and that it will have a difficult time gaining further sales growth against its competitors.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities increased by $4.9 million to $29.4 million at March 31, 1999 from those at September 30, 1998. The increase is primarily due to the repayment of the $5.0 million note receivable, by the Company's recently spun-off Hi/fn subsidiary, partially offset by cash used in general operations. Working capital increased by $6.9 million to $29.3 million at March 31, 1999 from that at September 30, 1998.

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

         However, the Company believes that certain individuals and entities that traditionally buy software from both the Company and others may defer purchases of software in the third and fourth quarters of calendar 1999 due to concerns over the Year 2000 issue, which could impact the Company's financial results.

         To date, the Company's primary focus in its analysis of its Year 2000 issue has been on its product offerings. Stac has performed extensive year 2000 compliance testing of its current products and believes, to its best knowledge, that all of its significant current product offerings are year 2000 compliant; provided that the underlying operating system and other software are year 2000 compliant.

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

         In addition, the Company has had initial communications with certain third parties with which it does significant business to discuss and evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems may be affected by the failure of others to remediate their own Year 2000 issues. To date, the Company has received only preliminary feedback from such parties indicating that they are in the process of implementing measures to ensure Year 2000 compliance, and further representing that they will achieve compliance before the close of calendar 1999. The Company has not independently confirmed any information received from other parties with respect to the Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

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

         The fair value of the Company's investments in marketable securities at March 31, 1999 was $14,423,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At March 31, 1999 the Company's portfolio was primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.


                            PART II-OTHER INFORMATION


ITEM 4. The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on March 11, 1999. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the 2000 Annual Meeting of Stockholders or until his successor is elected, (ii) approved a series of amendments to the Company's Certificate of Incorporation to effect a reverse stock split, within a range of one to two and one to four,
          (iii) ratified and approved an increase in the aggregate number of shares of Common Stock authorized for issuance under the 1992 Stock Option Plan by 7,373,363 shares, (iv) ratified and approved an increase in the aggregate number of shares of Common Stock authorized for issuance under the 1992 Non-Employee Directors' Stock Option Plan by 493,785 shares and (v) ratified the selection of PricewaterhouseCoopers, LLP as the Company's independent accountants for the fiscal year ending September 30, 1999.

          The Company had 23,680,670 shares of Common Stock outstanding as of January 14, 1999, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 22,582,484 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors
----------------------------------
                                             Voting Shares        Voting Shares
                                             In Favor             Withheld
                                             -------------        -------------
            Director

            Gary W. Clow                      22,426,546           155,938
            Robert W. Johnson, Ph.D.          22,426,871           155,613
            Antonio Perez                     22,422,871           159,613
            Peter D. Schleider                22,426,871           155,613
            Corey M. Smith                    22,422,871           159,613
            John T. Ticer                     22,426,871           155,613


Proposal 2: Approval of amendments to the Company's Certificate of Incorporation to Effect a Reverse Stock Split
-------------------------------------------------------------------

            Votes in favor:                   21,812,237
            Votes against:                       558,041
            Abstentions:                          50,725


Proposal 3: Ratification of Increase of Shares Authorized under the 1992 Stock Option Plan
-------------------------------------------------------------------------------

            Votes in favor:                   13,288,385
            Votes against:                       775,601
            Abstentions:                          48,925


Proposal 4: Ratification of Increase of Shares Authorized under the 1992 Non-Employee Directors' Stock Option Plan
-------------------------------------------------------------------------

            Votes in favor:                    13,419,665
            Votes against:                        798,452
            Abstentions:                           56,275


Proposal 5:  Ratification of Selection of Independent Accountants
-----------------------------------------------------------------

            Votes in favor:                    22,475,114
            Votes against:                         66,065
            Abstentions:                           41,305



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
               10.1 Severance agreement with Gary Clow
               10.2 Severance agreement with John Witzel
               10.3 1992 Non-Employee Directors' Stock Option Plan
               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None

Items 1 through 3 and 5 are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.






                                                     Stac Software, Inc.
                                             -----------------------------------
                                                       (Registrant)



Date:  May 14, 1999                                /s/ Clifford L. Flowers
                                             -----------------------------------
                                                     Clifford L. Flowers
                                                Vice President of Finance and
                                                   Chief Financial Officer
                                             Principal Financial and Accounting
                                             Officer and Duly Authorized Officer