Form 10-Q
period 1999-06-30
STAC SOFTWARE INC
filed 1999-08-13
CIK 885073

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Transition Period From       to
                                                  -----    -----
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999.

Common Stock, par value $0.001 per share               5,953,983 shares

                               STAC SOFTWARE, INC.



                                      INDEX


PART I.      FINANCIAL INFORMATION

      Item 1.  Financial Statements                                         Page
                    Condensed Consolidated Balance Sheets                   ----
                           as of June 30, 1999 and
                           September 30, 1998                                  3

                    Condensed Consolidated Statements of
                           Operations for the three and nine months
                           ended June 30, 1999 and 1998                        4

                    Condensed Consolidated Statements of Cash
                           Flows for the nine months ended
                           June 30, 1999 and 1998                              6

                    Notes to Condensed Consolidated Financial
                           Statements                                          7

      Item 2.       Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                          9

      Item 3.       Market Risk                                               15


PART II.     OTHER INFORMATION


      Item 6.       Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                                    17

                               STAC SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      June 30,      September 30,
                                                                        1999            1998
                                                                    ------------    ------------
                                                                    (UNAUDITED)

Current assets:
     Cash and cash equivalents                                      $    19,114     $    11,573
     Marketable securities                                                9,451          12,859
     Accounts receivable                                                  1,956             777
     Inventories                                                            227             197
     Income taxes receivable                                              1,503           1,314
     Other current assets                                                   529             317
                                                                    ------------    ------------
         Total current assets                                            32,780          27,037

Property and equipment, net                                               1,800           3,329
Net assets of discontinued operations                                         -          12,995
Other assets                                                                462             505
                                                                    ------------    ------------
                                                                    $    35,042     $    43,866
                                                                    ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $     1,137     $     1,458
     Accrued expenses and other
       current liabilities                                                2,326           3,022
                                                                    ------------    ------------
         Total current liabilities                                        3,463           4,480

Other liabilities                                                           154             173
                                                                    ------------    ------------
                                                                          3,617           4,653
                                                                    ------------    ------------

Stockholders' equity
     Common stock at par value                                                8               8
     Additional paid in capital                                          76,537          75,166
     Treasury stock                                                     (41,347)        (41,347)
     Cumulative translation adjustment                                      (25)            (29)
     Retained earnings                                                   (3,748)          5,415
                                                                    ------------    ------------
         Total stockholders' equity                                      31,425          39,213
                                                                    ------------    ------------
                                                                    $    35,042     $    43,866
                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                               STAC SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                        1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------

Revenues:
    Software and service                            $     3,615     $     3,764     $     9,991     $    11,272
    Royalties                                                 -               -               -           5,111
                                                    ------------    ------------    ------------    ------------
        Net revenues                                      3,615           3,764           9,991          16,383

Cost of revenues                                            259             248             656             708
                                                    ------------    ------------    ------------    ------------

Gross margin                                              3,356           3,516           9,335          15,675
                                                    ------------    ------------    ------------    ------------

Operating expenses:
    Research and development                              1,470           1,893           4,843           5,571
    Sales and marketing                                   1,942           2,883           6,278           8,124
    General and administrative                              645             913           2,800           3,151
    Restructuring                                             -               -             822             350
                                                    ------------    ------------    ------------    ------------

        Total operating expenses                          4,057           5,689          14,743          17,196
                                                    ------------    ------------    ------------    ------------

Operating loss                                             (701)         (2,173)         (5,408)         (1,521)

Interest income                                             334             586           1,194           1,940
                                                    ------------    ------------    ------------    ------------

Income (loss) before income taxes                          (367)         (1,587)         (4,214)            419

Provision (benefit) for income taxes                        196            (566)         (1,537)            507
                                                    ------------    ------------    ------------    ------------

Loss from continuing operations                            (563)         (1,021)         (2,677)            (88)

Discontinued operations:
Income from discontinued operations,
   net of taxes of $550 in 1999 and
   $245 and $1,292 in the three and
   nine months ended 6/30/98 respectively                     -             297             885           1,852
                                                    ------------    ------------    ------------    ------------
Net income (loss)                                   $      (563)    $      (724)    $    (1,792)    $     1,764
                                                    ============    ============    ============    ============

Earnings per common share, basic
Loss from continuing operations                     $     (0.09)    $     (0.16)    $     (0.45)    $     (0.01)
Income from discontinued operations                        0.00            0.05            0.15            0.28
Net income (loss)                                         (0.09)          (0.11)          (0.30)           0.27

Earnings per common share, diluted
Loss from continuing operations                     $     (0.09)    $     (0.16)    $     (0.45)    $     (0.01)
Income from discontinued operations                        0.00            0.05            0.15            0.28
Net income (loss)                                         (0.09)          (0.11)          (0.30)           0.27

Weighted average common shares
    outstanding, basic                                    5,937           6,255           5,910           6,463

Weighted average common shares
    outstanding, diluted                                  5,937           6,255           5,910           6,463

     See accompanying notes to condensed consolidated financial statements.

                               STAC SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                          Nine Months Ended
                                                                              June 30,
                                                                              --------
                                                                        1999            1998
                                                                    ------------    ------------

Cash flows from operating activities:
     Net income (loss)                                              $    (1,792)    $     1,764
     Adjustments required to reconcile net income (loss)
        to net cash provided by operating activities:
        Depreciation and amortization                                     1,345           1,549
        Loss on disposals of property and equipment                         554               -
        Provision for deferred income taxes                                   -             756
     Changes in assets and liabilities:
        Accounts receivable                                              (1,179)          1,221
        Inventories                                                         (30)            (40)
        Other assets                                                       (199)           (369)
        Accounts payable                                                   (321)            222
        Income taxes receivable/payable                                    (189)         (1,402)
        Accrued expenses and other current liabilities                     (696)           (993)
                                                                    ------------    ------------
           Net cash provided (used) by operating activities              (2,507)          2,708
                                                                    ------------    ------------

Cash flows from investing activities:
     Purchases of marketable securities                                 (27,092)        (26,489)
     Sales of marketable securities                                      30,500          56,556
     Acquisitions of treasury stock                                           -         (14,971)
     Purchases of property and equipment                                   (340)         (1,060)
                                                                    ------------    ------------
           Net cash provided by investing activities                      3,068          14,036
                                                                    ------------    ------------

Cash flows from financing activities:
     Issuance of common stock                                             1,191             920
     Tax benefit from exercise of stock options                             161             155
                                                                    ------------    ------------
           Net cash provided by financing activities                      1,352           1,075
                                                                    ------------    ------------

Effect of exchange rates on cash and cash equivalents                         4              77
                                                                    ------------    ------------
Cash received from repayment of note                                      5,000               -
                                                                    ------------    ------------
Net cash provided by discontinued operations                                624             201
                                                                     -----------     -----------

Net increase in cash and cash equivalents                                 7,541          18,097

Cash and cash equivalents at beginning of period                         11,573          18,609
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $    19,114     $    36,706
                                                                    ============    ============
Supplemental non-cash activities:
      Stock dividend                                                $     7,371     $         -
                                                                    ============    ============
     Conversion of deferred compensation to equity
          upon exercise of common stock options                     $        19     $         2
                                                                    ============    ============

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

The accompanying condensed consolidated unaudited financial statements of Stac Software, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report for the year ended September 30, 1998. In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of June 30, 1999 and its results of operations for the three and nine month periods ended June 30, 1999 and 1998, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2. Earnings (Loss) Per Share: (IN THOUSANDS, EXCEPT PER SHARE -------------------------- AMOUNTS; UNAUDITED)

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net income remains the same for the calculations of basic EPS and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended June 30, 1999 and 1998 is presented below.

                                Three Months Ended                        Nine Months Ended
                                  June 30, 1999                             June 30, 1999
                                  -------------                             -------------
                                                Per-Share                                   Per-Share
                      Net Loss      Shares       Amount          Net Loss       Shares       Amount
                      --------    ----------    ---------       ----------    ----------    ---------

Net Loss              $  (563)                                  $  (1,792)

Basic EPS                             5,937     $  (0.09)                         5,910     $  (0.30)

Dilutive Securities                       -                                           -
                                  ----------                                  ----------

Diluted EPS                           5,937     $  (0.09)                         5,910     $  (0.30)
                                  ==========                                  ==========

                                Three Months Ended                        Nine Months Ended
                                  June 30, 1998                             June 30, 1998
                                  -------------                             -------------
                                                 Per-Share                                  Per-Share
                     Net Income      Shares       Amount        Net Income      Shares       Amount
                     ----------    ----------    ---------      ----------    ----------    ---------

Net Income (Loss)    $    (724)                                  $  1,764

Basic EPS                              6,255     $  (0.11)                        6,463     $   0.27

Dilutive Securities                        -                                          -
                                   ----------                                 ----------

Diluted EPS                            6,255     $  (0.11)                        6,463     $   0.27
                                   ==========                                 ==========



NOTE 3. Inventories (IN THOUSANDS, JUNE 30, 1999 UNAUDITED):
        -----------


                                                      June 30,     September 30,
                                                        1999            1998
                                                    ------------    ------------

             Raw materials                          $       110     $       132
             Finished goods                                 117              65
                                                    ------------    ------------
                                                    $       227     $       197
                                                    ============    ============

NOTE 4. Stock Option Plan Summary (UNAUDITED)
        -------------------------

On March 11, 1999 the Company's stockholders voted to increase the number of shares subject to outstanding options under the Company's 1992 Stock Option Plan by 1,733,925 shares in order to adjust for the diminution in the value of options outstanding as a result of the spin-off of the Company's Hi/fn subsidiary. The following is a summary of stock options outstanding at June 30, 1999:

                                                OPTIONS OUTSTANDING
                                    --------------------------------------------
                                                      WEIGHTED-
                                                       AVERAGE       WEIGHTED-
                                                      REMAINING       AVERAGE
                                                     CONTRACTUAL     EXERCISE
                                       NUMBER       LIFE (YEARS)       PRICE
                                    ------------    ------------    ------------

  Price Range
       $0.24 - $3.32..............      464,851            5.49        $   2.59
       $3.33 - $3.36..............      838,302            7.11        $   3.36
       $3.37 - $5.40..............      542,710            8.31        $   4.18
       $5.41 - $9.60..............      354,883            7.44        $   6.84
                                    ------------
       $0.24 - $9.60..............    2,200,746            7.12        $   3.96
                                    ============


    The following is a summary of stock options exercisable at June 30, 1999:

                                                        OPTIONS EXERCISABLE
                                                    ----------------------------
                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                       NUMBER           PRICE
                                                    ------------    ------------
  Price Range
        $0.24 - $3.32...........................        356,308        $   2.50
        $3.33 - $3.36...........................        530,406        $   3.36
        $3.37 - $5.40...........................        156,645        $   4.28
        $5.41 - $9.60...........................        301,338        $   7.00
                                                    ------------
        $0.24 - $9.60...........................      1,344,697        $   4.05
                                                    ============

NOTE 5.  Reverse Stock Split
         -------------------

On May 3, 1999, the Company announced that the Board of Directors had approved a one-for-four reverse stock split which became effective as of the close of business May 7, 1999. The Company's stockholders of record as of the close of business May 7, 1999 received one new share in exchange for every four shares outstanding. The reverse stock split had previously been authorized by the Company's stockholders at the Company's Annual Meeting of Stockholders held on March 11, 1999. As a result of the reverse stock split, the number of shares outstanding and the number of unissued shares subject to options outstanding and exerciseable were reduced by a factor of four. Option exercise prices and historical earnings per share amounts were increased by a factor of four.
These changes are reflected in the information presented by this 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Stac Software, Inc.'s ("Stac" or "the Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends and Channel Inventories" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility"), in the Company's Form 10-K for the year ended September 30, 1998 and in the Company's Forms 10-Q for the quarters ended December 31, 1998 and March 31, 1999.

OVERVIEW

         Stac's storage systems recovery software business is comprised of its Replica Tape and Replica Network Data Manager ("NDM") product lines. Replica Tape and Replica NDM are high-performance, easy-to-deploy, distributed business systems recovery software products, which enable fast PC server, desktop and notebook replication and disaster recovery. Replica Tape for NetWare was introduced in February 1996 and Replica Tape for NT was made available in April 1997. Replica NDM was introduced to selected customer sites in April 1998 and became commercially available in January 1999. The Company intends to focus on the development of relationships with key OEMs in the storage management software sector and with system integration partners, and is currently investing the majority of its product development, marketing and sales resources in the Replica product line and extensions to Replica.

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


RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:


                                                          Three Months Ended              Nine Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                        1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------

Revenues                                                    100%            100%            100%            100%
Cost of revenues                                              7               7               7               4
                                                    ------------    ------------    ------------    ------------
Gross margin                                                 93              93              93              96
                                                    ------------    ------------    ------------    ------------

Research and development                                     41              50              48              34
Sales and marketing                                          54              77              63              50
General and administrative                                   18              24              28              19
Restructuring                                                 -               -               8               2
                                                    ------------    ------------    ------------    ------------
Total operating expenses                                    113             151             147             105
                                                    ------------    ------------    ------------    ------------

Operating loss                                              (20)            (58)            (54)             (9)
Interest income                                               9              16              12              12
                                                    ------------    ------------    ------------    ------------

Income (loss) before income taxes                           (11)            (42)            (42)              3

Provision for (benefit from) income taxes                     5             (15)            (15)              3
                                                    ------------    ------------    ------------    ------------

Net loss from continuing operations                         (16)            (27)            (27)              -

Net income from discontinued operations                       -               8               9              11
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                           (16)%           (19)%           (18)%            11 %
                                                    ============    ============    ============    ============

         REVENUES. Revenues decreased 4% to $3.6 million for the quarter ended June 30, 1999 from $3.8 million in the quarter ended June 30, 1998, and 39% to $10.0 million for the nine months ended June 30, 1999 from $16.4 million for the nine months ended June 30, 1998. The decrease in revenues from the June 1998 quarter to the June 1999 quarter was due to declining sales or REACHOUT, partially offset by increasing sales of REPLICA products. The decrease in revenues during the nine months ended June 30, 1999 as compared to the same period of the prior fiscal year was primarily due to the completion of royalty payments from IBM and Microsoft in January 1998, and also due to declining sales of REACHOUT, partially offset by increasing sales of REPLICA products.

         Software sales, which are comprised of domestic and international sales through distributors, retailers, solution providers, OEMs and direct channels, accounted for $3.6 million in the June 1999 quarter, compared to $3.8 million in the comparable quarter of the prior fiscal year, a decrease of 4%. Software sales were $10.0 million in the nine months ended June 30, 1999, an 11% decrease from $11.3 million in the nine months ended June 30, 1998. The decrease in revenues for both the quarter and nine month periods, was due to declining sales of REACHOUT, which has reached a mature phase of the product life cycle, and is partially offset by increasing sales of the Company's REPLICA product family.

         International sales, which are included in the above software sales, are comprised primarily of software products and were $1.3 million, or 37% of revenues for the quarter ended June 30, 1999 compared to $1.2 million, or 32% of revenues in the quarter ended June 30, 1998. International sales were $4.2 million or 42% of revenues in the nine months ended June 30, 1999 and $3.8 million, or 23% of revenues for the comparable period of the prior fiscal year. The increase in international revenues as a percentage of revenues in the nine month period ended June 30, 1999, over the comparable period in the prior fiscal year was primarily due to the decrease in domestic license revenues as a result of the completion of the Company's royalty agreements with Microsoft and IBM, and stronger penetration in the European marketplace with its current product offerings. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

         There were no revenues from royalties related to licenses of Stac's data compression technology to operating systems vendors in the quarter or nine months ended June 30, 1999. There were no royalty revenues from these licenses in the quarter ended June 30, 1999 and $5.1 million, or 31% of revenues for the nine months ended June 30, 1998, due to the January 1998 completion of the underlying royalty agreements with IBM and Microsoft. The Company expects no further revenues from these agreements.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of the user manuals, packaging, media and assembly associated with the Company's software products, and the costs of rendering product support services pursuant to paid service offerings. Gross margins remained at 93% for the quarter ended June 30, 1999 from the comparable quarter in the prior year, and decreased to 93% for the nine months ended June 30, 1999 from 96% for the nine months ended June 30, 1998, primarily due to the decrease in IBM and Microsoft royalty revenues which carried 100% gross margins.

         RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $1.5 million and $1.9 million for the quarters ended June 30, 1999 and June 30, 1998, respectively, and $4.8 million and $5.6 million for the nine months ended June 30, 1999 and June 30, 1998, respectively. The decrease in research and development costs from the prior year's quarter and nine month period was primarily due to lower product localization costs and lower employee and consulting costs in the current periods, related to the reallocation of resources amongst development facilities in conjunction with the restructuring discussed below. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, there can be no assurance that research and development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

         SALES AND MARKETING EXPENSE. Sales and marketing expenses consist primarily of the salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $1.9 million for the quarter ended June 30, 1999 and $2.9 million for the quarter ended June 30, 1998, and $6.3 million for the nine months ended June 30, 1999 and $8.1 million for the nine months ended June 30, 1998. The reduced spending in the quarter and nine months ended June 30, 1999 from the prior year's comparable quarter and nine month period is primarily due to reductions in staffing and marketing program costs attributable to the corporate restructurings completed in the December 1998 and 1997 quarters. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.6 million and $0.9 million for the quarters ended June 30, 1999 and June 30, 1998, respectively, and $2.8 million and $3.2 million for the nine months ended June 30, 1999 and June 30, 1998, respectively. The reduction in expenses in the current quarter and nine month periods reflects lower management costs and non-recurring costs, both related to Stac's spin-off of its former Hi/fn, Inc. subsidiary.

         RESTRUCTURING. The restructuring charge of $0.8 million in the nine months ended September 30, 1999 reflects $0.5 million of fixed assets abandoned and written off as a result of the restructuring, $0.2 million in severance costs and benefits, and $0.1 million in lease termination costs. The restructuring was initiated to better align the Company's costs and resources with the needs of a stand-alone, partner-focused software company. The restructuring charge of $0.4 million in the nine months ended June 30, 1998 is primarily for the costs of severance benefits and is part of a total restructuring charge of $1.2 million, $0.8 million of which was charged to operations in fiscal 1997. The severance benefits had not been communicated to the affected employees at September 30, 1997, and therefore could not be expensed until the subsequent quarter, when the notification and restructuring were completed. The restructuring began in the September 1997 quarter and was completed in the December 1997 quarter, and was initiated to better align costs and resources with the Company's focus on the storage systems recovery needs of enterprise customers.

         INTEREST INCOME. Interest income was $0.3 million for the quarter ended June 30, 1999 and $0.6 million for the quarter ended June 30, 1998, and $1.2 million and $1.9 million for the nine month periods ended June 30, 1999 and June 30, 1998, respectively. The decrease in interest income for the three and nine months ended June 30, 1999 compared to the three and nine months ended June 30, 1998 was due primarily to lower invested cash balances in marketable securities during the June 1999 periods as a result of the Company's share repurchase programs executed beginning in July 1997.

         INCOME TAXES. The effective tax rate for the June 1999 quarter and nine months ended June 30, 1999 was based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years, with the provision recorded during the quarter reflecting an adjustment to that forecast resulting in limitations imposed on the Company's ability to recognize tax benefit because of Alternative Minimum Tax regulations. The effective income tax rate for the quarter and nine months ended June 30, 1998 was 36% and 121%, respectively. The effective tax rate for the nine months ended June 30, 1998 reflects the non-deductible nature of certain costs associated with the Hi/fn spin-off transaction, for which, consistent with statutory guidelines, no tax benefit was recognized.

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

         OPERATING SYSTEMS. Stac's ReachOut, Replica Tape and Replica NDM products currently operate on a limited number of personal computer and network operating systems. ReachOut supports Microsoft Windows NT, Windows 98, Windows 95, Windows 3.x and DOS, while Replica Tape supports Windows NT. Previous versions of Replica Tape are still available to support Novell NetWare servers. Replica Tape customers may require support of the Unix operating system, which the Company does not currently provide. Replica NDM server component supports only Windows NT with client support for Windows 98, Windows 95 and Windows NT workstations. In addition, future versions of Microsoft's Windows operating systems, including Windows 2000, may require significant changes to the Company's products in order to maintain compatibility.

         COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS. The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's Replica product line competes with well established back-up products from Computer Associates, Inc., Veritas Software Corporation ("Veritas) and Legato Systems, Inc. ("Legato"), all of which have established channels of distribution and installed customer bases. The Company has entered into OEM licenses with Legato, Veritas, Hewlett-Packard Company and Tivoli Systems, Inc. (a wholly owned subsidiary of IBM) which authorize those companies to resell Replica products under certain conditions. While the Company hopes to expand its sales and marketing reach through these agreements, the Company expects to realize less revenue per unit than it would if it sold the products itself. As a result, the Company could realize less revenue from sales of Replica than it might have otherwise obtained by only directly selling Replica. Also, there is no assurance that revenues recognized in the current and previous quarters pursuant to these agreements will continue into future quarters. In addition, resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, Replica is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities increased by $4.1 million to $28.6 million at June 30, 1999 from those at September 30, 1998. The increase was primarily due to the repayment of the $5.0 million note receivable, by the Company's recently spun-off Hi/fn subsidiary, partially offset by cash used in general operations. Working capital increased by $6.8 million to $29.3 million at June 30, 1999 from that at September 30, 1998.

         The Company believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated companies for at least the next twelve months.

         From time to time the Company considers strategic transactions and alternatives with the goal of maximizing stockholder value. For example, in December 1998 the company completed the spin-off of Hi/fn, Inc. The Company will continue to evaluate additional potential strategic transactions and alternatives that it believes will enhance stockholder value. These additional potential strategies may include a variety of different structures, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures and business combinations.

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

         The Company has also completed its initial evaluation of Year 2000 compliance with respect to all of its internal computer, telephone and security systems (hardware and software). As a result of this evaluation, the Company has determined 85% of all internal systems are verified as Year 2000 compliant. All critical business systems have been upgraded to versions that are certified Year 2000 compliant, with the exception of backordered telephone equipment which is expected to be installed during the September 1999 quarter, and sales order processing and accounting software for its United Kingdom office which are expected to be compliant by the middle of the December 1999 quarter.

         In addition, the Company has completed an evaluation of certain third parties with which it does significant business confirming that each is in the process of implementing measures to ensure Year 2000 compliance, and further representing that they will achieve compliance before the close of calendar 1999. The Company has not independently confirmed any information received from other parties with respect to the Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

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

         The fair value of the Company's investments in marketable securities at June 30, 1999 was $9,451,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At June 30, 1999 the Company's portfolio was primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.

                            PART II-OTHER INFORMATION



Items 1 through 5 are not applicable and have been omitted.

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






                                                  Stac Software, Inc.
                                      ------------------------------------------
                                                     (Registrant)



Date:  August 13, 1999                         /s/ Clifford L. Flowers
                                      ------------------------------------------
                                                 Clifford L. Flowers
                                            Vice President of Finance and
                                               Chief Financial Officer
                                         Principal Financial and Accounting
                                         Officer and Duly Authorized Officer