Form 10-K
period 1999-09-30
STAC SOFTWARE INC
filed 1999-12-20
CIK 885073

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 794-4300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 10, 1999 was $27,450,000.*

The number of shares outstanding of the Registrant's Common Stock was 6,150,169 as of December 10, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Shareholders to be held on March 8, 2000 (the "2000 Annual Meeting") is incorporated herein by reference into Part III of this Report.

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

                                  ------------

* Excludes the Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding at December 10, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE COMPANY'S FUTURE RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS, CONTINUED NEW PRODUCT INTRODUCTIONS BY THE COMPANY, MARKET ACCEPTANCE OF THE COMPANY'S NEW PRODUCT INTRODUCTIONS, NEW PRODUCT INTRODUCTIONS BY COMPETITORS, DISTRIBUTOR INVENTORY LEVELS, TECHNOLOGICAL CHANGES IN THE PERSONAL COMPUTER, DATA STORAGE AND COMMUNICATIONS INDUSTRIES, UNCERTAINTIES REGARDING INTELLECTUAL PROPERTY RIGHTS AND THE OTHER FACTORS REFERRED TO HEREIN (INCLUDING, BUT NOT LIMITED TO, THE FACTORS DISCUSSED BELOW IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" UNDER "REVENUES," "QUARTERLY TRENDS AND CHANNEL INVENTORIES," "SEASONALITY," "OPERATING SYSTEMS," AND "STOCK PRICE VOLATILITY").

    Stac Software, Inc. ("Stac" or the "Company") designs, develops, markets and supports high-performance, easy-to-deploy, distributed business systems recovery software solutions for enterprise customers, which implement the Company's lossless data compression technologies. Stac also supports a remote access software suite, which is managed as a mature business unit. The Company has been and intends to continue to focus its development and marketing resources on the business segments it believes have the highest growth potential, and to continually evaluate its strategic objectives with respect to its remote access software business. Stac's products are sold through a variety of domestic and international channels.

    On December 16, 1998, the Company changed its name to Stac Software, Inc., from Stac, Inc., by way of a merger of its wholly-owned subsidiary Stac Software, Inc., with and into the Company, pursuant to the Delaware General Corporation Law. References in this Report on Form 10-K to Stac, Inc. mean the Company. The Company's symbol on the Nasdaq's Stock Market National Market System ("NMS"), "STAC", was not changed in connection with the name change.

    In addition, on December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn, Inc. ("Hi/fn"), subsidiary to its stockholders. Hi/fn was a majority-owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. As a result of the spin-off, Hi/fn has been accounted for as a discontinued operation in the Company's Consolidated Statement of Operations and Balance Sheet. Hi/fn is currently traded on Nasdaq under the symbol HIFN. Please refer to the Registration Statement on Form 10 filed by Hi/fn with the SEC for a complete discussion of Hi/fn and the spin-off transaction.

    Stac's storage systems recovery software business is comprised of its REPLICA TAPE and REPLICA NETWORK DATA MANAGER ("NDM") product lines. REPLICA TAPE and REPLICA NDM are high-performance, easy-to-deploy, distributed business systems recovery software products, which enable fast PC server, desktop and notebook replication and disaster recovery. REPLICA for NetWare was introduced in February 1996, REPLICA for NT was made available in April 1997 and REPLICA NDM was introduced to selected customer sites in April 1998, with full commercial availability in January 1999. The Company intends to focus on the development of relationships with key OEMs in the storage management software sector and with system integration partners and is investing the majority of its product development, marketing and sales resources in the REPLICA product line and extensions to REPLICA.

    The Company also develops and markets REACHOUT ENTERPRISE ("REACHOUT") remote communications software, a remote access software suite which allows administrators and end users to access a PC using another PC through a network, the Internet, ISDN lines or modems. REACHOUT works with Microsoft Corporation's ("Microsoft") Windows NT, Windows 98/95, Windows 3.x and DOS operating systems.

    Stac received royalties from Microsoft and IBM Corporation ("IBM") for licenses of its data compression technology from June 1994 through January 1998 after which the royalties became paid in full. The Company does not expect further revenues from these agreements. The royalties, net of taxes paid, have been reinvested in the REACHOUT and REPLICA products which have replaced the Company's former STACKER disk-compression products.

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

BACKGROUND

STORAGE MANAGEMENT SOFTWARE

    The network server market has grown rapidly as more information is being shared and processed across networks. Also, the storage capacity of hard disk drives installed on servers and on workstations has grown dramatically. With network servers providing shared access to mission critical information twenty-four hours a day, seven days a week, the need for fast, reliable data backup and disaster recovery has become acute. Traditionally servers have been backed up a file at a time. If a lost or deleted file needed to be recovered, specialized software would have to be run by a network systems administrator. If a server was lost and the files destroyed, a new server would have to be formatted and the network operating system reinstalled before going to tapes to try to recover the data. The result has been costly server down time.

    Stac began shipping REPLICA TAPE for NetWare in February 1996, REPLICA TAPE for Windows NT in April 1997 and REPLICA NDM on a limited test basis in April 1998. Unlike traditional file-by-file backup technologies, REPLICA TAPE uses Stac's Object Replication Technology to replicate entire servers or volumes. Replication allows live servers to be backed up and is significantly faster than file-by-file software because REPLICA TAPE does not have to open and close each file as it replicates. A replicated volume can be mounted directly as a volume so that downtime due to a server crash can be minimized. Unlike disaster recovery routines provided by file-by-file software, REPLICA TAPE creates a complete server copy and can restore a server without having to reinstall networking software or rebuild disk partitions. REPLICA TAPE introduced Stac's Object Replication Technology as a replacement for file-by-file back-up software solutions. Stac has also introduced in REPLICA NDM its proprietary three-tiered lossless data compression technology, which builds on previous data compression technology for which the Company is known.

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

COMMUNICATIONS SOLUTIONS SOFTWARE

    The Company began marketing REACHOUT Remote Control software in 1994 and has subsequently developed releases of REACHOUT for Microsoft's Windows NT, Windows 98/95 and Windows 3.x operating systems. The remote access market has developed due to the following trends: i) the need for users to access the programs and data on their work computer from outside the office; ii) the need to transfer files from a remote computer to another; iii) the growth in remote technical support via modem; and iv) the growth in office PC networks and the need for users to access them remotely.

    REACHOUT ENTERPRISE provides a complete, high-performance remote access solution comprised of remote control, remote node and rapid file transfer. REACHOUT is designed for enterprise network administrators and supports PCs using Windows NT, Windows 98/95, Windows 3.x and DOS. REACHOUT remote control effectively allows one PC to take control of another PC by using a connection made over a modem, an ISDN line, the Internet or an internal network.

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

STRATEGY

    Stac's strategy has been to provide software solutions for information systems managers of large enterprises to help them better manage and use their personal computer storage and communications investments through the use of Intranet and Internet enabled disaster recovery, communications and security capabilities. The Company is partnering with other OEM software developers, systems integrators and resellers to provide complete data storage and management solutions for enterprises. The Company currently has strategic alliances with Hewlett Packard, Inc. ("Hewlett Packard"), Legato Systems, Inc. ("Legato") and Tivoli Systems, Inc. ("Tivoli") (a wholly owned subsidiary of
IBM).

    The Company has implemented this strategy through a combination of strategic technology acquisitions and internal product development. In March 1995, Stac acquired certain Novell NetWare server disaster recovery and data protection technology which was the basis for the Company's REPLICA TAPE product line. The Company has since made substantial investments in further development of those technologies and has added features together with new, innovative technology. The result of those development efforts has been REPLICA TAPE for Windows NT, REPLICA TAPE for NetWare and REPLICA NDM. In addition, Stac is currently pursuing possible strategic transactions.

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

    REPLICA TAPE is a backup and disaster recovery software product for Windows NT and Novell NetWare and IntranetWare servers. REPLICA TAPE uses Stac's Object Replication Technology to quickly replicate entire servers or volumes and to provide easy access to backed up files plus fast, dependable disaster recovery.

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

    REACHOUT ENTERPRISE has been redesigned to provide a remote control solution for enterprise business needs. REACHOUT ENTERPRISE is a communications software program that allows one PC to remotely control another PC by replicating the visual display and controlling the keyboard and mouse. Using REACHOUT over a network connection, an administrator can control or monitor another PC on the same Local Area Network ("LAN") or Wide-Area Network ("WAN") to provide help-desk services. Using REACHOUT over a modem, a user can operate a distant PC, synchronize it with their local PC, transfer files or establish a remote node connection.

    The following table lists each of the Company's principal products and their pricing as of December 1999.

                                                                                   DATE OF
         PRODUCT                     DESCRIPTION             SUGGESTED PRICE      FIRST SHIPMENT
         -------                     -----------             ---------------      --------------
REPLICA TAPE Single Server    Secure disaster recovery and   $624 per server      April 1997
Edition for Windows NT        volume backup software for
                              Windows NT servers.

REPLICA TAPE Intranetwork     Secure disaster recovery,      $1,995 per server    December 1997
Edition for Windows NT        volume backup, and central
                              management software for
                              Windows NT servers.

REPLICA TAPE Single Server    Secure disaster recovery and   $624 per server      February 1996
Edition for NetWare           volume backup software for
                              Novell NetWare servers.



REPLICA TAPE Intranetwork     Secure disaster recovery,       $1,995 per server    March 1996
Edition for NetWare           volume backup and central
                              management software for
                              Novell NetWare servers.

REPLICA TAPE DATA             Centrally managed enterprise-   $100 per client, at  September 1998
MANAGER                       wide network protection and     999 client licenses
                              disaster recovery for Windows-
                              based client desktops, remote
                              PC's and notebooks.

REACHOUT ENTERPRISE           Remote access software for      $219 per user        September 1991
                              Windows NT, Windows 98/95,      license
                              Windows 3.x and DOS-based
                              computers.



RESEARCH AND DEVELOPMENT

    The market for the Company's products is characterized by rapid technological change, requiring continuous investment to develop and bring to market new products. The Company has invested the majority of its software development resources in its REPLICA product line over the past three fiscal years. The Company believes that significant factors in its future success will be its ability to identify and respond to customer needs, to enhance its existing products, to introduce new products on a timely and cost-effective basis, to extend its core technology into new platforms and applications, and to anticipate and respond to emerging standards and other technological changes.

    The Company intends to continue to develop its software products as market conditions warrant and to invest in the development or acquisition of new products. Foreign language versions of products will be developed as market conditions warrant. The Company has developed, with the assistance of partners, French, German and Japanese versions of its software products for sale in foreign markets and intends to continue its work with partners to produce other language translations as market conditions warrant. The Company's research and development is conducted primarily by its internal product development staff and through contractors. Research and development expenses were $6.2 million in fiscal 1999, $7.6 million in 1998, and $8.6 million in 1997, which represented 44%, 39% and 26% of revenues in those periods, respectively.

MARKETING AND SALES

    The Company markets and sells its storage management and communications software products domestically and internationally through Stac Europe, Limited ("Stac Europe"), a wholly-owned subsidiary of the Company. The Company sells its products principally through: i) its internal sales and marketing staffs which, primarily with partners, corporate resellers, value added resellers and systems integrators, sell to corporations, government entities and other enterprises and
ii) distributors that sell primarily to software resellers. The Company's distributors resell the Company's products in North America and Europe on a nonexclusive basis and in Japan on an exclusive basis pursuant to distribution agreements that generally have one-year terms with automatic one-year renewal periods. The Company retains ownership of its proprietary rights associated with its products and agrees to indemnify the distributor for third-party claims of proprietary rights infringement to the extent such claims are brought against the distributor.

    International sales accounted for revenues of $5.8 million, $4.8 million and $5.1 million in fiscal 1999, 1998 and 1997, respectively. Technical support for Stac products is provided by Stac, Stac Europe or through contracts with third parties. Stac provides free customer support for 60 days from the time of the first customer call. Additional support may be purchased by the customer. The Company's international operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, currency exchange rates, tariffs and taxes, export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, and political and economic instability.

    In addition to the above channels used for marketing and selling the Company's software products, the Company licenses its software products to software and hardware OEMs such as Legato and Hewlett Packard for incorporation into their own products.

    The Company's current software return policy allows its distributors to return any new, unused product in the distributor's inventory within a contractually defined period of up to 180 days from the notice of discontinuance of any product, or of any new version of a product, for a credit against balancing orders for other products of the Company. In addition, distributors may participate quarterly in a stock balancing program which, subject to certain limitations, allows them to return purchased products for credit towards future purchases. The Company believes that this stock balancing provision is customary in the industry and should not materially increase risks associated with the relationship. End users may return defective products pursuant to policies established by their dealer or directly to the Company within ninety days of purchase. The Company reviews its allowances for returns and distributor inventory levels on a monthly basis and believes its allowances for returns are adequate. However, due to uncertainty regarding end user demand, competitive product introductions and any unforseen issues in connection with the Year 2000, there can be no assurance that actual returns in excess of recorded allowances will not occur and result in a material adverse effect on the Company's business, operating results or financial condition.

COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS

    The market for the Company's products is intensely competitive. Increased competition could result not only in a decline in sales volume, but also in price reductions that could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's REPLICA product line competes with well established back-up products from Computer Associates, Inc., Legato and Veritas Software Corporation, all of which have established channels of distribution and installed customer bases. The Company has entered into OEM licenses with Legato and Tivoli which authorize those companies to resell REPLICA products under certain conditions. While the Company hopes to expand its sales and marketing reach through these agreements, the Company expects to realize less revenue per unit than it would if it sold the products itself. In addition, resellers could choose not to sell REPLICA over competitors' products with the result that significant sales of REPLICA could fail to materialize, or products similar to REPLICA could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, REPLICA is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing REPLICA under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of REPLICA will be necessary.

    The Company's REACHOUT product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere and Netopia, Inc.'s Timbuktu. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers. The Company believes that the rate of growth of the remote control market it serves has decreased from prior years' growth rates or may actually be declining and that it will have a difficult time gaining further sales growth against its competitors.

MANUFACTURING AND BACKLOG

    The majority of the Company's software products are manufactured by third parties that specialize in the duplication and assembly of software products, in accordance with the Company's specifications. The principal materials and components used in the Company's software products include diskettes and/or CD's which are used for distribution of the software code and the related user manuals. The software manufacturing process involves the duplication of media, the printing of user manuals, assembly of components, and final packaging. The Company believes there is an adequate supply of and source for the raw materials used in its software products and that multiple sources are available for media duplication, manual printing and final packaging.

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

PATENTS, TRADEMARKS AND PRODUCT PROTECTION

    The Company attempts to protect its products with a combination of trade secret, patent, copyright, and trademark laws and with license agreements. The Company owns two issued United States patents relating to its storage management products, which expire in 2015 and 2016. Both of the patents are employed in the Company's REPLICA products. The Company also has a perpetual, non-royalty bearing license from Hi/fn to implement in Stac products the patents assigned by Stac to Hi/fn and to license and sublicense the resulting products to the Company's customers.

    The status of patents covering technology is highly uncertain, involving complex legal and factual questions. There can be no assurance that patent applications that may be filed by the Company will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around or that the Company's competitors will not independently develop non-infringing technologies or products that are equivalent or superior in function or performance. If patents held by competitors or others are upheld by the courts and found to be infringed by Stac's products, the holders of such patents might be in a position to require the Company to stop manufacturing, using or selling the infringing products and to pay up to three times damages to the holders of the infringed patents. There can be no assurance that any licenses that might be required for the Company's products would be available on reasonable terms, if at all.

    The Company often licenses its software products to end user customers by use of a "shrink-wrap" license (a "shrink-wrap" license agreement is a printed license agreement included within packaged software or that appears during the installation of software that sets forth the terms and conditions under which the end user can use the product). The terms of this license agreement determine how the software may be used and generally limit the user to use of the software on a limited number of computers and allow the user to make a back-up copy. Shrink-wrap licenses are unenforceable under the laws of certain jurisdictions. Judicial enforcement of copyright laws is also uncertain. Policing unauthorized use of computer software is difficult, and software piracy is a persistent problem for the packaged software industry. These problems may be particularly acute in international markets. There can be no assurance that misappropriation will not occur.

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

EMPLOYEES

    As of December 10, 1999, Stac employed approximately 111 full-time employees, of whom approximately 63 were employed in research and development, 31 in sales, marketing and customer support and 17 in operations and administration. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. Stac has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

ITEM 2.    PROPERTIES

    The Company's principal domestic administrative, marketing and sales activities are located in approximately 18,000 square feet of leased facilities in San Diego, California. The space is occupied under lease agreements that expire in March 2000. The Company has options to renew the leases for an additional five-year period on terms specified in the current lease agreements. The Company's subsidiary in the United Kingdom leases 5,200 square feet of office space near London under a five-year lease expiring in November 2003. The Company's product development subsidiary in Estonia leases 396 square meters of office space in Tallinn, Estonia, under a five year lease expiring September 1, 2004. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.    LEGAL PROCEEDINGS

    The Company from time to time is engaged in legal actions arising in the ordinary course of its business and believes that the resolution of these actions will not have a material adverse effect on the Company's results of operations, liquidity, or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Common Stock of Stac is traded on the Nasdaq Stock Market's National Market System ("NMS") under the symbol "STAC." The following table sets forth the range of high and low sales prices on the NMS for the Common Stock for the periods indicated and since January 1, 1997. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                               COMMON STOCK PRICES
                                                                               -------------------
                                                                               HIGH           LOW
                                                                               ----           ---

             CALENDAR YEAR 1997:
               First Quarter...........................................       $ 28.52        $19.00
               Second Quarter..........................................       $ 20.52        $13.52
               Third Quarter...........................................       $ 21.24        $12.76
               Fourth Quarter..........................................       $ 28.76        $16.52

             CALENDAR YEAR 1998:
               First Quarter...........................................       $ 24.00        $17.52
               Second Quarter..........................................       $ 21.52        $17.00
               Third Quarter...........................................       $ 19.00        $10.52
               Fourth Quarter..........................................       $ 23.25        $ 2.08

             CALENDAR YEAR 1999:
               First Quarter...........................................       $  5.00        $ 3.08
               Second Quarter..........................................       $  6.31        $ 3.52
               Third Quarter...........................................       $  6.19        $ 4.06
               Fourth Quarter (through December 10, 1999)..............       $  7.13        $ 3.50

    The Company had approximately 327 stockholders of record as of December 10, 1999. The last sales price for the Company's Common Stock, as reported on the NMS on December 10, 1999, was $6.00.

    On December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn subsidiary to its stockholders. On December 17, 1998, the Company's Common Stock traded ex-dividend, and its closing price on the NMS on such date was $5.88.

    On April 30, 1999, the Company's Board of Directors declared a one-for-four reverse stock split of its common stock, which had been approved by the Company's stockholders at the 1999 Annual Meeting of Stockholders held on March 11, 1999. The reverse split was effective May 7, 1999. (All references to share and per share amounts have been adjusted retroactively to reflect this stock split.)

ITEM 6.    SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1995 through 1999, have been derived from audited financial statements, including the balance sheets at September 30, 1999 and 1998 and the related statements of operations for each of the three years ended September 30, 1999 and notes thereto included herein. This data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto for the corresponding periods.

    The Company's consolidated financial statements have been restated to present Hi/fn as a discontinued operation. Accordingly, Hi/fn's assets and liabilities; revenues, costs and expenses; and cash flows have been excluded from the respective captions in the consolidated financial statements, and have been reported as "Net assets of discontinued operations"; "Income from discontinued operations, net of taxes"; and "Net cash used in discontinued operations," respectively, for all periods presented.


                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL YEAR ENDED SEPTEMBER 30,                            1999         1998         1997        1996        1995
-------------------------------                          --------    ---------    ---------   ---------   -------
Statement of Operations:
Revenues.............................................    $ 13,856     $19,403     $ 33,190    $ 33,871    $ 38,462
Operating income (loss)..............................      (6,132)     (4,437)       2,933      (1,240)     (3,396)
Income (loss) from continuing operations.............      (2,898)     (7,882)       3,862      (3,826)         82
Net income (loss)....................................      (2,013)     (5,815)       5,660      (1,675)      1,496
Net income (loss) available for common stockholders        (2,013)     (5,815)       5,660      (1,843)       (102)

Earnings per common share:
Income (loss) from continuing operations.............    $  (0.49)  $   (1.24)    $   0.50    $  (0.50)   $   0.01
Net income (loss) available for common stockholders..    $  (0.34)  $   (0.92)    $   0.73    $  (0.24)   $  (0.02)
Common shares used to compute per share data.........       5,925       6,337        7,732       7,646       6,348

Balance Sheet:
Working capital......................................    $ 29,421     $22,557     $ 50,474    $ 68,864    $ 65,381
Total assets.........................................      34,873      43,866       70,111      81,079      78,357
Stockholders' equity.................................      31,302      39,213       64,123      78,999      76,355

    The Company has never declared or paid any cash dividends on its common stock. The company currently intends to retain remaining future earnings to finance the growth and development of its business.

    Share and per share amounts have been updated to reflect the one-for-four reverse stock split approved by the Board of Directors April 30, 1999 and made effective May 7, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Stac designs, develops, markets and supports high-performance, easy-to-deploy, distributed business systems recovery software solutions for enterprise customers, which implement the Company's lossless data compression technologies. Stac also supports a remote access software suite, which is managed as a mature business unit. The Company has been and intends to continue to focus its development and marketing resources on the business segments it believes have the highest growth potential, and to continually evaluate its strategic objectives with respect to its remote access software business. Stac's products are sold through a variety of domestic and international channels.

    On December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn, Inc. ("Hi/fn"), subsidiary to its stockholders. Hi/fn was a majority-owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. As a result of the spin-off, Hi/fn has been accounted for as a discontinued operation in the Company's Consolidated Statement of Operations and Balance Sheet. Hi/fn is currently traded on Nasdaq under the symbol HIFN. Please refer to the Registration Statement on Form 10 filed by Hi/fn with the SEC for a complete discussion of Hi/fn and the spin-off transaction.

    The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this annual report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. In addition, the Company believes that certain individuals and entities that traditionally buy software from both the Company and others are deferring purchases of software in the fourth quarter of the 1999 calendar year due to concern over the Year 2000 issue, which is expected to adversely impact the Company's financial results.

RESULTS OF OPERATIONS

    The following table sets forth for the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown. Unless otherwise indicated, references to years are to fiscal years which ended September 30.

                                                                1999        1998         1997
                                                              ---------    ------       -----
Revenues.................................................       100%         100%        100%
Cost of revenues.........................................         6            5           5
                                                              ------       ------      ------

Gross margin.............................................        94           95          95
                                                              ------       ------      ------

Research and development.................................        44           39          26
Sales and marketing......................................        60           54          44
General and administrative...............................        25           23          14
Restructuring............................................         9            2           2
                                                              ------       ------      ------
                                                                138          118          86
                                                              ------       ------      ------

Operating income (loss)..................................       (44)         (23)          9
Interest income..........................................        11           13           7
                                                              ------       ------      ------

Income (loss) before income taxes........................       (33)         (10)         16
Provision (benefit) for income taxes ....................       (12)          31           4
                                                              -------      ------      ------

Income (loss) from continuing operations.................       (21)         (41)         12
Income from discontinued operations, net of taxes........         6           11           5
                                                              ------       ------      ------
Net income (loss)........................................       (15)%        (30)%        17%
                                                              ======       =======     ======

REVENUES

    Revenues decreased by 29% to $13.9 million in fiscal 1999 compared to 1998, and by 42% to $19.4 million in fiscal 1998 compared to 1997 when revenues were $33.2 million. The decrease in fiscal 1999 revenues from those of 1998 is due to lower revenues received from royalties received related to licenses of Stac's data compression technology to operating system vendors. The decrease in fiscal 1998 revenues from those of 1997 is also due primarily to lower revenues received from these royalties. There were no royalty revenues in fiscal 1999, $5.1 million in 1998 and $16.0 million in 1997. In 1998 and 1997 these royalty revenues were solely from agreements with Microsoft and IBM, who were obligated to continue making payments under the licenses at the rate of $4.0 million per quarter through December 1997, with a final payment of $1.1 million in the March 1998 quarter. The Company did not receive any royalty payments in fiscal 1999 and expects no further royalty revenues under these agreements with Microsoft and IBM.

    Software sales declined from fiscal 1998 to 1999 and from fiscal 1997 to 1998. Those decreases are discussed below.


                                                           1999                 1998                1997
                                                  -------------------  ------------------- -----------------
Net Revenue ($millions):
  Software...................................     $  13.9     100%     $  14.3     74%      $  17.2      52%
  Royalties..................................          --      --          5.1     26          16.0      48
                                                  -------    -----     -------   -----      -------    -----
     Total...................................     $  13.9     100%     $  19.4    100%      $  33.2     100%
                                                  =======    =====     =======   =====      =======    =====

    Software sales, which are comprised of domestic and international sales and licenses through distributors, retailers, solution providers, OEMs and direct channels, accounted for $13.9 million of revenues in fiscal 1999, representing all the Company's revenues in that year, $14.3 million of revenues in 1998 and $17.2 million of revenues in 1997. Software sales decreased by 3% in fiscal 1999 from 1998 and by 17% in fiscal 1998 from 1997, due primarily in each case to declining sales of REACHOUT, which has reached a mature phase of the product life cycle. These declines were partially offset by increased sales of REPLICA TAPE, primarily due to higher OEM revenues.

    International revenues, which are included above, were $5.8 million, or 42% of revenues in fiscal 1999, $4.8 million or 25% of revenues in 1998 and $5.1 million, or 15% of revenues in 1997. The increase in international revenues from fiscal 1998 to 1999 is primarily due to increased European sales related to an OEM agreement with a large computer manufacturer in the United Kingdom. The increase in international revenues as a percentage of revenues in fiscal 1998 as compared to 1997 was primarily due to the decrease in royalty revenues as a result of the completion of the Company's royalty agreements with Microsoft and IBM. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells primarily to Japan and Australia through relationships with distributors and resellers abroad.

GROSS MARGIN

    Cost of revenues consists primarily of the user manuals, packaging, media and assembly associated with the Company's software products. Gross margins were 94% in fiscal 1999 and 95% in 1998 and 1997. The decrease in gross margins from fiscal 1998 to 1999 is due to the elimination of royalty revenues, which carry 100% gross margin.

RESEARCH AND DEVELOPMENT

    The cost of product development consists primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $6.2 million in fiscal 1999, $7.6 million for 1998 and $8.6 million for 1997. The decrease in product development costs from fiscal 1998 to 1999 is primarily due to lower product localization costs and lower employee and consulting costs, related to the reallocation of resources among development facilities in conjunction with the restructuring discussed below. The decrease in product development in fiscal 1998 from 1997 is due to a decreased level of activity in development of REACHOUT, consistent with its mature phase in its life cycle. The decrease in REACHOUT development spending has been partially offset by increased spending related to development of the REPLICA product line. The increase in product development expense as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 1999 as compared to 1998 and in fiscal 1998 as compared to 1997. The Company expects to continue to invest in the development of products for which it believes there is a need in the market, however, there can be no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

SELLING AND MARKETING EXPENSE

    Selling and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotional and overhead expenses. Such expenses were $8.2 million fiscal 1999, $10.5 million for 1998 and $14.6 million for 1997. The decrease in marketing and sales expense in fiscal 1999 from 1998 and in fiscal 1998 from that in 1997 was due to corporate restructurings of these functional areas. The restructurings refocused sales and marketing efforts towards developing corporate enterprise customers, rather than individual end users. The increase in selling and marketing expense as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 1999 as compared to 1998 and in fiscal 1998 as compared to 1997. Sales and marketing expenses are expected to remain the Company's most significant ongoing operating expense.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal and other professional fees. Such expenses were $3.4 million for fiscal 1999, $4.4 million for 1998 and $4.7 million for 1997. The reduction in spending from 1998 to 1999 reflects lower management costs and non-recurring costs associated with Stac's spin-off of its former Hi/fn subsidiary. The decrease in fiscal 1998 expenses compared to those in 1997 was primarily due to the conclusion of an outside strategic assessment review conducted in and charged to fiscal 1997 expenses. The increase in general and administrative expenses as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 1999 as compared to 1998 and in fiscal 1998 as compared to 1997.


RESTRUCTURING CHARGES

    As discussed above, in fiscal 1997, the Company reorganized its sales and marketing departments and recorded a restructuring charge of $0.9 million. The principal components of the charge were losses on property and equipment abandonments ($0.4 million), severance and employee related liabilities ($0.3 million), lease termination costs ($0.1 million) and consulting and outplacement related to the terminated employees ($0.1 million). In fiscal 1998, the Company incurred an additional $0.3 million related to the above mentioned restructuring. This additional amount represented severance and employee related liabilities which the Company was not permitted to expense until the affected employees were notified of the termination and the Company had committed to provide for such costs.

    In fiscal 1999, the Company charged $1.2 million to operations, related to two restructurings which occurred during the year. The first restructuring charge was $0.8 million and was completed in anticipation of the reorganization related to the December 16, 1998 spin-off of the Hi/fn subsidiary. Primary components of the charge were losses on property and equipment abandonments ($0.6 million) and severance and employee related liabilities paid for terminated employees ($0.2 million). The second restructuring was $0.4 million and was designed to contain development costs by utilizing offshore facilities for these functions. The amount charged to restructuring included severance and employee related liabilities paid for terminated employees ($0.3 million) and lease termination costs ($0.1 million).

INTEREST INCOME

    Interest income was $1.6 million in fiscal 1999 and $2.4 million in 1998 and 1997. The reduction in interest income from fiscal 1998 to 1999 was primarily due to lower invested balances during the 1999 fiscal year, as a result of the completion of the Company's stock repurchase program in fiscal 1998. The amount did not change from fiscal 1997 to 1998 despite lower balances available for investment, due to a change in investment policy, away from tax-exempt securities, towards higher-yielding commercial paper. The Company invests the majority of its funds in high quality commercial paper and tax exempt securities.

INCOME TAXES

    For fiscal 1999, the Company reported a benefit from income taxes of $1.7 million. This amount reflects net operating loss carrybacks to be applied to prior periods' tax liabilities. The effective tax rate of 37% is lower than the statutory federal and state rates due to alternative minimum tax limitations the Company's net operating loss carryback is subject to. The Company continues to record a 100% valuation allowance against its deferred tax assets. For fiscal 1998, the Company reported a provision for income taxes of $5.9 million, which is inclusive of a charge to establish a valuation allowance of $6.4 million against deferred tax assets. Before the valuation allowance, the benefit for income taxes was $0.5 million for an effective tax rate of 25%. The valuation allowance was recorded as a result of an assessment made of future taxable income as required by accounting standards, made in conjunction with the anticipated spin-off of the Company's Hi/fn subsidiary. The effective tax rate is lower than the statutory federal and state rates primarily due to non-deductible expenses related to the spin-off and due to differences in tax rules impacting foreign operations. For fiscal 1997, the Company reported a provision for income for taxes of $1.5 million on income before income taxes of $5.3 million, an effective rate of 28%. The effective tax rate for 1997 is lower than the statutory federal and state rates due primarily to tax-exempt interest earned on cash equivalents and marketable securities. Differences in effective tax rates among years is also affected by the proportion of earnings from interest income and foreign operations to total earnings and the different statutory tax rates associated with them.

QUARTERLY TRENDS AND CHANNEL INVENTORIES

    The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the retail and distribution channels satisfies near-term demand, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchases. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, the Company's new products typically have a lengthy evaluation period before any purchase is made.

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

OPERATING SYSTEMS

    Stac's REPLICA TAPE, REPLICA NDM AND REACHOUT products currently operate on a limited number of personal computer and network operating systems. REACHOUT supports Microsoft Windows NT, Windows 98, Windows 95, Windows 3.x and DOS, while REPLICA TAPE supports Windows NT and Novell NetWare servers. REPLICA TAPE customers may require support of the Unix operating system, which the Company does not currently provide. REPLICA NDM server component supports only Windows NT with client support for Windows 98, Windows 95 and Windows NT workstation. In addition, future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities increased by $5.4 million to $29.8 million at September 30, 1999 from $24.4 million at September 30, 1998. The increase was primarily attributable to the repayment of a $5.0 million loan from the Company's former Hi/fn subsidiary. Accounts receivable increased by $1.6 million to $2.4 million at September 30, 1999 from that at September 30, 1998, primarily attributable to higher balances outstanding from a major customer, related to increased sales from that customer. Working capital increased by $6.9 million to $29.4 million at September 30, 1999 from that at September 30, 1998, primarily as a result of the changes in cash and marketable securities discussed above.

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

    To date, the Company's primary focus in its analysis of its Year 2000 issue has been on its product offerings. Stac has performed extensive Year 2000 compliance testing of its current products and believes, to its best knowledge, that current versions of REPLICA TAPE, REPLICA NDM and REACHOUT ENTERPRISE (the "Products") are Year 2000 compliant; provided that the underlying operating system and other software with which these products are being used are Year 2000 compliant.

    The Company has also completed its evaluation of Year 2000 compliance with respect to all of its internal computer, telephone and security systems (hardware and software). The Company has determined that all business critical systems are Year 2000 compliant. As of December 10, 1999, the Company had spent approximately $70,000 on purchases of new hardware and software to insure Year 2000 compliance, and does not expect to spend any significant additional amounts toward this purpose.

    In addition, the Company has communicated with certain significant third parties with which it does business for the purpose of discussing and evaluating their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems may be affected by the failure of others to remediate their own Year 2000 issues. The Company has received feedback from such parties indicating that they are in the process of implementing measures to ensure Year 2000 compliance, and further representing that they will achieve compliance before the close of calendar 1999. The Company has not independently confirmed any information received from any other parties with respect to Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

    To date, the Company has not identified any internal system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, the Company may ultimately identify systems which do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process transactions or information, procure inventory, or engage in similar normal business activities. The failure of the Company to identify systems which require Year 2000 conversion that are critical to the Company's operations or the failure of the Company or others with which the Company does business to become Year 2000 ready in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

    As part of the Company's contingency Year 2000 effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. The Company will incorporate alternatives into its contingency plan, should the software upgrades described above prove to not fully resolve Year 2000 compliance issues. If the Company determines that its business is at material risk of disruption due to currently unforeseen Year 2000 issue or anticipates that its Year 2000 compliance will not be achieved in a timely fashion, the Company will work to enhance its contingency plan.

    The discussion above contains certain forward-looking statements. The costs of the Year 2000 conversion and possible risks associated with the Year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 conversion efforts of others.

MARKET RISK

    The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

    The Company's foreign currency risks are mitigated principally by maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's subsidiary in the United Kingdom are kept in the local currencies for the European countries in which they do business, with excess funds converted to United States currency and transferred to Stac's offices in the United States for investment.

    The fair value of the Company's investments in marketable securities at September 30, 1999, was $20.7 million. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At September 30, 1999, the Company's portfolio was primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.

SELECTED QUARTERLY DATA (in thousands, except per share data)

                                                     SEPT. 30,       JUNE 30,         MAR. 31,        DEC. 31,
FISCAL 1999                                            1999            1999             1999            1998
-----------                                          --------        --------         --------        --------
Revenues........................................     $ 3,865         $ 3,615          $ 3,370         $ 3,006
Gross margin....................................       3,612           3,356            3,165           2,814
Operating loss..................................        (724)           (701)            (902)         (3,805)
Loss from continuing operations.................        (221)           (563)            (188)         (1,926)
Net loss per common share.......................     $ (0.04)        $ (0.09)         $ (0.03)        $ (0.18)
Common stock price:
     High.......................................     $  6.19         $  6.31          $  5.00         $ 23.25
     Low........................................     $  4.06         $  3.52          $  3.08         $  2.08

                                                     SEPT. 30,       JUNE 30,         MAR. 31,        DEC. 31,
FISCAL 1998                                            1998            1998             1998             1997
-----------                                          --------        --------         --------        --------
Revenues........................................     $ 3,019         $ 3,764          $ 4,915         $ 7,705
Gross margin....................................       2,747           3,516            4,702           7,458
Operating income (loss).........................      (2,917)         (2,171)            (384)          1,035
Income (loss) from continuing operations........      (7,795)         (1,015)             134             794
Net income (loss) per common share..............     $ (1.27)        $ (0.11)         $   .12         $   .25
Common stock price:
     High.......................................     $ 19.00         $ 21.52          $ 24.00         $ 28.76
     Low........................................     $ 10.52         $ 17.00          $ 17.52         $ 16.52


As of December 10, 1999, there were 327 holders of record of the Company's common stock.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements at September 30, 1999 and 1998, and for each of the three fiscal years in the period ended September 30, 1999 and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this report on pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Background of Executive Officers not Described Above."

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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of the report:
                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------
        (1)       Report of Independent Accountants                                         F-1
                  Consolidated Balance Sheet at
                  September 30, 1999 and 1998                                               F-2
                  Consolidated Statement of Operations for the years ended
                  September 30, 1999, 1998 and 1997                                         F-3
                  Consolidated Statement of Cash Flows for the years ended
                  September 30, 1999, 1998 and 1997                                         F-4
                  Consolidated Statement of Stockholders' Equity for
                  the years ended September 30, 1999, 1998 and 1997                         F-5
                  Notes to Consolidated Financial Statements                                F-6
        (2)       Schedule I -- Marketable Securities                                       S-1
                  All other schedules have been omitted because they are not applicable or required, or the information required to be
                  set forth therein is included in the consolidated financial statements or notes thereto.

    (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1999.

    (c)  Exhibits

     EXHIBIT           EXHIBIT
    FOOTNOTE           NUMBER                       DESCRIPTION
    --------           ------                       -----------
      (7)                 2.1             Agreement and Plan of Merger, dated April 5, 1996,
                                          between the Registrant and Stac, Inc., a California
                                          corporation.

      (7)                 3.1             Certificate of Incorporation of the Registrant.

      (7)                 3.2             Bylaws of the Registrant.

                          4.1             Reference is made to Exhibits 3.1, 3.2, 10.8, 10.9,
                                          10.10 and 10.12.

      (1)                10.1             Form of Indemnity Agreement entered into between the
                                          Registrant and its directors and officers with
                                          related schedule.

      (1)(8)             10.2             Registrant's 1992 Stock Option Plan ("the 1992
                                          Plan").

      (5)(8)             10.3             Registrant's 1992 Non-Employee Directors' Plan, as
                                          Amended ("the Directors' Plan").


     EXHIBIT           EXHIBIT
    FOOTNOTE           NUMBER                       DESCRIPTION
    --------           ------                       -----------

      (1)(8)             10.4             Registrant's Employee Stock Purchase Plan and related
                                          Offering document.

      (1)                10.5             Securities Purchase Agreement, dated as of March 27,
                                          1990, among the Registrant and the other persons
                                          Named therein.

      (1)(8)             10.6             Distributor Agreement, between the Registrant and
                                          Merisel, Inc., dated as of March 1, 1991.

      (1)(8)             10.7             Distributor Agreement, between the Registrant and
                                          Ingram Micro, Inc. dated as of March 13, 1991.

      (3)(8)             10.8             License Agreement, between the Registrant and
                                          Microsoft Corporation, dated as of June 20, 1994.

      (5)(8)             10.9             Forms of Non-statutory Stock Option Agreements under
                                          the Directors' Plan.

      (6)                10.10            Stock Purchase Agreement dated October 6, 1995
                                          between the Registrant and William T. Baker.

      (6)                10.11            Option Purchase Agreement dated October 6, 1995 among
                                          the Registrant and Certain Holders of Options to
                                          Purchase Common Stock of California Software, Inc.

      (6)                10.12            Indemnity Agreement dated October 6, 1995 between the
                                          Registrant and William T. Baker.

      (6)                10.13            Series A Preferred Stock Purchase Agreement dated
                                          October 6, 1995 by and between DynaNet, Inc. and the
                                          Registrant.

      (7)                10.14            Office Lease date March 22, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

      (7)                10.15            Office Lease date March 22, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

      (7)                10.16            Office Lease dated July 12, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

      (7)                10.17            Amendment No. 1 to the Office Lease dated July 12,
                                          1994 between the Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

      (7)                10.18            Amendment No. 2 to the Office Lease dated July 12,
                                          1994 between the Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

      (9)                10.19            Cross License Agreement dated as of November 21,
                                          1996 between the Registrant and Hi/fn, Inc.

      (9)                10.20            Form of Distribution Agreement.


     EXHIBIT           EXHIBIT
    FOOTNOTE           NUMBER                       DESCRIPTION
    --------           ------                       -----------

      (9)                10.21            Form of Employee Benefits and Other Matters Allocation Agreement.

      (9)                10.22            Form of Tax Allocation and Indemnity Agreement.

                         10.23            Distributor Agreement, between the Registrant and
                                          Ingram Micro, Inc. dated as of June 8, 1999.

      (10)               10.24            Severance Agreement with Gary Clow.

      (10)               10.25            Severance Agreement with John Witzel.

      (10)               10.26            1992 Non-Employee Directors' Stock Option Plan, as Amended.

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

(10)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STAC SOFTWARE, INC.


                                       By: /S/ JOHN T. TICER, JR.
                                       -----------------------------------------
                                           John T. Ticer, Jr.
                                           Chief Executive Officer, President
                                           and Director

                                       Date: December 20, 1999

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Ticer and Clifford L. Flowers, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

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


                    SIGNATURE                                        TITLE                             DATE
                    ---------                                        -----                             ----

     /S/          GARY W. CLOW                     Chairman of the Board                      December 20, 1999
-----------------------------------------------
                 (Gary W. Clow)

     /S/        JOHN T. TICER, Jr.                 Chief Executive Officer,                   December 20, 1999
-----------------------------------------------    President and Director
               (John T. Ticer, Jr.)

     /S/       CLIFFORD L. FLOWERS                 Vice President of Finance,                 December 20, 1999
-----------------------------------------------    Chief Financial Officer and
              (Clifford L. Flowers)                Secretary (Principal
                                                   Financial and Accounting
                                                   Officer)


     /S/         COREY M. SMITH                    Director                                   December 20, 1999
-----------------------------------------------
                (Corey M. Smith)

     /S/       PETER D. SCHLEIDER                  Director                                   December 20, 1999
-----------------------------------------------
              (Peter D. Schleider)

     /S/        ROBERT W. JOHNSON                  Director                                   December 20, 1999
-----------------------------------------------
               (Robert W. Johnson)

     /S/          ANTONIO PEREZ                    Director                                   December 20, 1999
-----------------------------------------------
                 (Antonio Perez)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Stac Software, Inc.

    In our opinion, the accompanying Consolidated Balance Sheet and the related Consolidated Statements of Operations, of Cash Flows and of Changes in Stockholders' Equity, present fairly, in all material respects, the financial position of Stac Software, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Diego, California
October 25, 1999


                                                STAC SOFTWARE, INC.

                                            CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         1999               1998
                                                                                     ------------       ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.......................................................   $     9,079        $    11,573
  Marketable securities...........................................................        20,711             12,859
  Accounts receivable.............................................................         2,381                777
  Inventories.....................................................................           240                197
  Income taxes receivable.........................................................            --              1,314
  Prepaid expenses and other current assets.......................................           454                317
                                                                                     ------------       ------------
            Total current assets..................................................        32,865             27,037

Property and equipment, net.......................................................         1,556              3,329
Net assets of discontinued operations.............................................            --             12,995
Other assets......................................................................           452                505
                                                                                     ------------       ------------
                                                                                     $    34,873        $    43,866
                                                                                     ============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................................   $     1,132        $     1,458
  Accrued expenses and other current liabilities..................................         2,312              3,022
                                                                                     ------------       ------------
            Total current liabilities.............................................         3,444              4,480

Other liabilities.................................................................           127                173
                                                                                     ------------       ------------
                                                                                           3,571              4,653
                                                                                     ------------       ------------
Commitments and contingencies (Notes 9 and 11)

Stockholders' equity:
  Common stock, par value $0.001 per share, authorized 100,000,000 shares;
    7,930,300 and 7,791,470 shares issued in 1999 and 1998, respectively..........             8                  8
  Additional paid-in capital......................................................        76,633             75,166
  Treasury stock, at cost; 1,949,292 shares in 1999 and 1998, respectively........       (41,347)           (41,347)
  Cumulative translation adjustment...............................................           (23)               (29)
  Retained earnings...............................................................        (3,969)             5,415
                                                                                     ------------       ------------
            Total  stockholders' equity...........................................        31,302             39,213
                                                                                     ------------       ------------
                                                                                     $    34,873        $    43,866
                                                                                     ============       ============

          See accompanying notes to consolidated financial statements.


                                                STAC SOFTWARE, INC.

                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                      --------------------------------------------
                                                                           1999           1998           1997
                                                                      -------------- -------------- --------------
Revenues...........................................................   $      13,856  $      19,403  $      33,190
Cost of revenues...................................................             909            980          1,581
                                                                      -------------- -------------- --------------
Gross margin.......................................................          12,947         18,423         31,609

Operating expenses:
  Research and development.........................................           6,179          7,555          8,574
  Sales and marketing..............................................           8,247         10,509         14,564
  General and administrative.......................................           3,431          4,446          4,688
  Restructuring....................................................           1,222            350            850
                                                                      -------------- -------------- --------------
  Total operating expenses.........................................          19,079         22,860         28,676

Operating income (loss)............................................          (6,132)        (4,437)         2,933
Interest income....................................................           1,571          2,434          2,404
                                                                      -------------- -------------- --------------

Income (loss) before income taxes..................................          (4,561)        (2,003)         5,337
Provision (benefit) for income taxes...............................          (1,663)         5,879          1,475
                                                                      -------------- -------------- --------------

Net income (loss) from continuing operations.......................          (2,898)        (7,882)         3,862

Discontinued operations:
Income from discontinued operations, net of taxes of $550 in
  1999, $1,627 in 1998 and $1,235 in 1997                                       885          2,067          1,798
                                                                      -------------- -------------- --------------

  Net income (loss)................................................   $      (2,013) $      (5,815) $       5,660
                                                                      ============== ============== ==============

Earnings per common share, basic
Income (loss) from continuing operations...........................   $       (0.49) $       (1.24) $        0.51
Income from discontinued operations................................   $        0.15  $        0.32  $        0.23
Net income (loss)..................................................   $       (0.34) $       (0.92) $        0.74

Earnings per common share, diluted
Income (loss) from continuing operations...........................   $       (0.49) $       (1.24) $        0.50
Income from discontinued operations................................   $        0.15  $        0.32  $        0.23
Net income (loss)..................................................   $       (0.34) $       (0.92) $        0.73

Weighted average common shares
  outstanding, basic...............................................           5,925          6,337          7,638
Weighted average common shares
  outstanding, diluted.............................................           5,925          6,337          7,732

          See accompanying notes to consolidated financial statements.


                                                STAC SOFTWARE, INC.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                       ----------------------------------------------
                                                                           1999             1998            1997
                                                                       --------------  --------------  --------------
Cash flows from operating activities:
  Net income (loss)................................................... $      (2,013)  $      (5,815)  $       5,660
  Adjustments required to reconcile net income (loss)
    to net cash provided (used) by operating activities:
    Depreciation and amortization.....................................         1,744           2,073           2,383
    Non-cash restructuring charges....................................           204              --             636
    Deferred stock compensation.......................................            --              --              22
    Tax benefits from exercise of stock options.......................           165             164             111
    Loss on disposals and abandonments of property and equipment......           589              --             380
    Provision (benefit) for deferred income taxes.....................            --           7,523            (574)
    Changes in assets and liabilities, net of business acquisitions:
      Accounts receivable.............................................        (1,604)          1,968           3,132
      Inventories.....................................................           (43)            (16)           (135)
      Income taxes receivable.........................................         1,314          (1,314)             --
      Prepaid expenses and other current assets.......................          (137)            176            (267)
      Other assets....................................................            13              18             (78)
      Accounts payable................................................          (326)            367             302
      Accrued expenses and other current liabilities..................          (914)         (1,638)          1,478
                                                                       --------------  --------------  --------------
        Cash provided (used) by operating activities of continuing
           operations.................................................        (1,008)          3,506          13,050
                                                                       --------------  --------------  --------------

Cash flows from investing activities:
  Purchases of marketable securities..................................       (47,852)        (45,348)        (25,253)
  Sales of marketable securities......................................        40,000          65,529          21,676
  Acquisitions, net of cash acquired..................................            --              --            (400)
  Acquisitions of treasury stock......................................            --         (19,996)        (21,351)
  Purchases of property and equipment.................................          (520)         (1,363)         (2,791)
                                                                       --------------  --------------  --------------
        Cash used by investing activities of continuing operations....        (8,372)         (1,178)        (28,119)
                                                                       --------------  --------------  --------------

Cash flows from financing activities:
  Issuance of common stock, net.......................................         1,256             596             682
                                                                       --------------  --------------  --------------
        Cash provided by financing activities of continuing operations         1,256             596             682
                                                                       --------------  --------------  --------------

Effect of exchange rate changes on cash...............................             6              77              12
                                                                       --------------  --------------  --------------
Cash received from repayment of note..................................         5,000              --              --
                                                                       --------------  --------------  --------------
Net cash provided (used) by discontinued operations...................           624         (10,037)         (2,958)
                                                                       --------------  --------------  --------------

Net decrease in cash and cash equivalents.............................        (2,494)         (7,036)        (17,333)
Cash and cash equivalents at beginning of year........................        11,573          18,609          35,942
                                                                       --------------  --------------  --------------
Cash and cash equivalents at end of year.............................. $       9,079   $      11,573   $      18,609
                                                                       ==============  ==============  ==============

Supplemental disclosures of cash flow information:
   Cash paid for income taxes......................................... $          --   $       3,007   $       2,288
   Cash received from income taxes.................................... $       2,548              23              63

Supplemental non-cash activities:
  Stock dividend...................................................... $       7,371              --              --
  Conversion of deferred compensation to equity
     upon exercise of common stock options............................            46              64              10

          See accompanying notes to consolidated financial statements.


                                                STAC SOFTWARE, INC.

                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)

                                   COMMON STOCK
                                  ---------------                    CUMULATIVE
                                                     ADDITIONAL      TRANSLATION    RETAINED   TREASURY                COMPREHENSIVE
                                  SHARES   AMOUNT  PAID IN CAPITAL   ADJUSTMENT     EARNINGS     STOCK        TOTAL        INCOME
                                  ------   ------  ---------------   ----------     ---------  ---------    ---------  -------------
Balance at September 30, 1996.    7,672    $   8     $ 73,539        $  (118)       $  5,570   $     --     $ 78,999

Acquisitions of treasury stock     (957)      --           --             --              --    (21,351)     (21,351)
Issuance of common stock upon
  exercise of options.........       34       --          468             --              --         --          468
Issuance of common stock under
  Employee Stock Purchase Plan       14       --          224             --              --         --          224
Tax benefits from exercise of
  stock options...............       --       --          111             --              --         --          111
Equity adjustment from foreign
  currency translation........       --       --           --             12              --         --           12   $      12
Net income....................       --       --           --             --           5,660         --        5,660       5,660
                                  ------   ------    ---------       --------       ---------  ---------    ---------  ----------
Balance at September 30, 1997.    6,763        8       74,342           (106)         11,230    (21,351)      64,123   $   5,672
                                                                                                                       ==========


Acquisitions of treasury stock     (992)      --           --             --              --    (19,996)     (19,996)
Issuance of common stock upon
  exercise of options.........       62       --          518             --              --         --          518
Issuance of common stock under
  Employee Stock Purchase Plan        9       --          142             --              --         --          142
Tax benefits from exercise of
  stock options...............       --       --          164             --              --         --          164
Equity adjustment from foreign
  currency translation........       --       --           --             77              --         --           77          77
Net loss......................       --       --           --             --          (5,815)        --       (5,815)     (5,815)
                                  ------   ------    ---------       --------       ---------  ---------    ---------- ----------
Balance at September 30, 1998.    5,842        8       75,166            (29)          5,415    (41,347)      39,213   $  (5,738)
                                                                                                                       ==========

Stock dividend  Hi/fn spin-off                --           --             --          (7,371)        --       (7,371)
Issuance of common stock upon
  exercise of options.........      113       --        1,089             --              --         --        1,089
Issuance of common stock under
  Employee Stock Purchase Plan       26       --          213             --              --         --          213
Tax benefits from exercise of
  stock options...............       --       --          165             --              --         --          165
Equity adjustment from foreign
  currency translation........       --       --           --              6              --         --            6           6
Net loss......................       --       --           --             --          (2,013)        --       (2,013)     (2,013)
                                  ------   ------    ---------       --------       ---------  ---------    ---------  ----------
Balance at September 30, 1999.    5,981    $   8     $ 76,633        $   (23)       $ (3,969)  $(41,347)    $ 31,302   $  (2,007)
                                  ======   ======    =========       ========       =========  =========    =========  ==========

          See accompanying notes to consolidated financial statements.

                               STAC SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:

   DESCRIPTION OF BUSINESS

    Stac Software, Inc. (the "Company") designs, develops, markets and supports networking technologies, systems management software and applications for the storage and communication of data for personal computers and computer networks. The Company's major products, REPLICA TAPE and REPLICA NETWORK DATA MANAGER ("NDM"), back-up and disaster recovery solutions, and REACHOUT, a remote control software, are sold world-wide.

   CONSOLIDATION

    The financial statements as of and for the years ended September 30, 1999, 1998 and 1997 consolidate the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   REVENUE RECOGNITION

    Revenue from licenses of the Company's software, for which there are no significant continuing obligations, and collection of the related receivable is probable, is recognized upon delivery of the software. The Company's revenue from maintenance agreements is recognized ratably over the service period. The Company's revenue from software installation and implementation and from contract services is recognized as the services are performed, using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. During the first quarter of 1999, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance for software revenue recognition. The adoption of SOP 97-2 did not have a significant impact of the Company's financial position or results of operations.

   CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

   MARKETABLE SECURITIES

    The Company's marketable securities are comprised of funds on deposit with a liquid asset manager that have been invested principally in commercial paper. The carrying amount of these investments approximates fair value due to the short maturities or demand nature of the instruments. At September 30, 1999, all marketable securities are classified as available-for-sale and carried at fair value. Unrealized gains or losses at September 30, 1999 and 1998 are not significant.

   INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

   PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Additions to property and equipment, including significant betterments and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years and totaled $1,704,000, $1,966,000 and $1,854,000 for fiscal 1999,
1998 and 1997, respectively. Leasehold improvements are amortized over the shorter of the asset life or lease term.

   LONG-LIVED ASSETS

    The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill, on an exception basis, when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairments of long-lived assets existed through September 30, 1999.

   RESEARCH AND DEVELOPMENT

    Expenditures for research and development are charged to expense as incurred. Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established, until the product is available for general release to customers, are capitalized. Through September 30, 1999, no significant amounts were expended subsequent to reaching technological feasibility.

   ADVERTISING

    Expenditures for advertising costs are charged to expense as incurred and totaled $151,000, $97,000 and $790,000 for fiscal 1999, 1998 and 1997, respectively.

   STOCK-BASED COMPENSATION

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

   INCOME TAXES

    The Company records a provision (benefit) for income taxes using the liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax liability or asset, net of valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss and credit carryforwards. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liability or asset. Valuation allowances are established when necessary to reduce deferred tax assets to amounts more likely than not to be realized.

   NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Basic Earnings Per Share ("EPS") is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is calculated by dividing the income available to common stockholders by the weighed average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. Net income remains the same for the calculations of basic EPS and diluted EPS. For the years ended September 30, 1999 and 1998, the calculation for basic and diluted EPS were the same. There were 493,164 and 567,517 dilutive securities outstanding for the years ended September 30, 1999 and 1998, respectively. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the year ended September 30, 1997 is presented below.

    YEAR ENDED SEPTEMBER 30, 1997
    (in thousands except per share data)
                                                                      PER SHARE
                                     NET INCOME         SHARES          AMOUNT
Net income from continuing
operations                            $ 3,862
Basic EPS                                                 7,638         $0.51
                                                                        =====
Dilutive securities                                          94
                                                         ------
Diluted EPS                                               7,732         $0.50
                                                         ======         =====


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

   NEW PRONOUNCEMENTS

   Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as the "change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments and distributions to owners."

    Segment Reporting

    For the year ended September 30, 1999 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way in which management organizes and evaluates financial information internally for making operating decisions and assessing performance.

   RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentations.


NOTE 2  -- DISCONTINUED OPERATIONS:

    On August 7, 1998, the Company filed a Form 10 information statement with the Securities and Exchange Commission, announcing its intention to spin-off its majority owned subsidiary Hi/fn, Inc. ("Hi/fn"). The plan allowed for the 6,000,000 shares of preferred Hi/fn stock, owned by the Company, to be distributed to the Company's stockholders in a ratio of approximately one Hi/fn share for every 4 shares of Company stock owned. The distribution was completed on December 16, 1998.

    The Company's consolidated financial statements have been restated to reflect this distribution as discontinued operations. Accordingly, the assets and liabilities; revenues, costs and expenses; and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows, and have been reported through the fiscal year end as "Net assets of discontinued operations," as "Income from discontinued operations, net of taxes"; and as "Net cash used in discontinued operations" for all periods presented.

    Summarized financial information for the discontinued operation is as follows: (Note: 1999 amounts include activity through December 16, 1998 only. Balance sheet information is not included for 1999 as balances were no longer consolidated.)

             (in thousands)                     1999         1998        1997
                                                ----         ----        ----
             Revenues                           $5,886     $21,533      $14,226
             Income before income taxes          1,435       3,845        3,068
             Net income                            885       2,218        1,833
             Current assets                                 14,382        4,796
             Total assets                                   16,611        5,898
             Current liabilities                             9,659        1,276
             Total liabilities                               9,659        1,276


NOTE 3 -- COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS:
          (table amounts in thousands)


                                                          SEPTEMBER 30,
                                                -----------------------------
                                                    1999              1998
                                                -----------       -----------
Accounts receivable:
   Trade receivables.........................   $    2,644        $    1,092
   Less allowance for doubtful accounts......         (263)             (315)
                                                -----------       -----------
                                                $    2,381        $      777
                                                ===========       ===========

    Substantially all of the Company's customers are software distributors, resellers and OEMs, which results in concentrated credit risk with respect to the Company's trade receivables. Management believes that its credit policies substantially mitigate such concentrated credit risk. Bad debt expenses were insignificant in fiscal 1999 and 1997, and were $92,000 in fiscal 1998.

                                                          SEPTEMBER 30,
                                                 -----------------------------
                                                     1999              1998
                                                 -----------       -----------
Inventories:
  Raw materials..............................    $      203        $      132
  Finished goods.............................            37                65
                                                 -----------       -----------
                                                 $      240        $      197
                                                 ===========       ===========

Property and equipment:
  Computer equipment.........................    $    4,368        $    7,409
  Leasehold improvements.....................           678             1,313
  Office equipment...........................           703             1,131
  Furniture and fixtures.....................           619               943
  Vehicles...................................             -                19
                                                 -----------       -----------
                                                      6,368            10,815
  Less accumulated depreciation..............        (4,812)           (7,486)
                                                 -----------       -----------
                                                 $    1,556        $    3,329
                                                 ===========       ===========

Accrued expenses and other current liabilities:
  Customer support and upgrade accruals......    $    1,106        $    1,172
  Compensation and employee benefits.........           484               902
  Restructuring..............................           204                --
  Marketing accruals.........................           133                60
  Spin-off charges...........................             2               523
  Other......................................           383               365
                                                 -----------       -----------
                                                 $    2,312        $    3,022
                                                 ===========       ===========

                                                        SEPTEMBER 30,
                                          ------------------------------------
                                             1999         1998         1997
                                          ----------   ----------   ----------
Revenues:
   Software...........................    $  13,856    $  14,292    $  17,190
   Royalties..........................            -        5,111       16,000
                                          ----------   ----------   ----------
                                          $  13,856    $  19,403    $  33,190
                                          ==========   ==========   ==========

NOTE 4 -- BUSINESS ACQUIRED AND NON-RECURRING CHARGES:

    In August 1997, the Company acquired the outstanding stock of Datlin Software, Ltd. ("Datlin") for $400,000 in cash in a transaction accounted for under the purchase method. The Company has capitalized the purchase price of this acquisition for the in place organization and other intangible costs, and is amortizing it on a straight-line basis over a ten-year period.

    During the fourth quarter of fiscal 1997, the Company recorded a restructuring charge to operations of $850,000, representing costs incurred in conjunction with the Company's reorganization of its software business. During the first quarter of fiscal 1998, the Company charged another $350,000 to operations, as additional costs related to the earlier charge, that under generally accepted accounting principles, the Company was not permitted to accrue for until the affected employees were notified of the termination and the Company had committed to provide for such costs. The total restructuring charge of $1,200,000 was comprised of severance and benefits paid to terminated employees ($648,000), losses on abandonments of property and equipment ($380,000), costs for consulting and outplacement related to the terminated employees ($100,000) and lease termination costs ($72,000). These costs were incurred and paid throughout fiscal 1998, with the final payments being made during the fourth quarter.

    During the first quarter of fiscal 1999, the Company recorded a restructuring charge to operations of $822,000, representing costs incurred in anticipation of reorganization related to the December 1998 spin-off of its Hi/fn subsidiary. The components of this charge were losses on property and equipment abandonments ($555,000), severance and benefits paid to terminated employees ($246,000) and lease termination costs ($21,000). These costs were incurred and paid prior to the end of the fiscal year.

    During the fourth quarter of fiscal 1999, the Company recorded a restructuring charge to operations of $400,000, representing costs incurred as the Company reorganized its product development department and relocated much of its development activity to offshore locations. The components of this charge were severance and benefits paid to terminated employees ($274,000), lease termination costs ($86,000), losses on property and equipment abandonments ($35,000) and outplacement related to terminated employees ($5,000). By the end of fiscal 1999, the Company had incurred and paid costs of $161,000 in severance and benefits to terminated employees, and $35,000 in losses on property and equipment abandonments. The Company expects to pay the remaining $113,000 in severance and benefits, $86,000 in lease termination costs and $5,000 in outplacement costs by the end of fiscal 2000.

NOTE 5 -- STOCK REPURCHASES:

    During the fourth quarter of fiscal 1997, the Company acquired 956,892 shares of its common stock, totaling $21,351,000, by tender offer using the Dutch Auction mechanism, and to a lesser extent, open market share repurchases. During fiscal 1998, the Company acquired an additional 992,400 share of Treasury stock totaling $19,996,000 through open market share repurchases. The Company did not purchase any Treasury stock during fiscal 1999.

NOTE 6 - REVERSE STOCK SPLIT:

    On May 7, 1999, the Company executed a one-for-four reverse stock split whereby one share of common stock was issued in exchange for every four shares issued and outstanding. Share amounts and prices have been adjusted retroactively throughout these financial statements to reflect the effect of the split.

NOTE 7 -- INCOME TAXES:
                  (in thousands)

    Deferred income taxes are comprised of the following:

                                                    SEPTEMBER 30,
                                          -----------------------------
                                              1999              1998
                                          -----------       -----------
          Deferred tax assets.........    $    6,421        $    6,912
          Deferred tax liabilities....          (464)             (540)
          Valuation allowance.........        (5,957)           (6,372)
                                          -----------       -----------
                                          $        -        $        -
                                          ===========       ===========

    The principal components of deferred income taxes are as follows:

                                                        SEPTEMBER 30,
                                                 --------------------------
                                                    1999            1998
                                                 ----------      ----------
Revenue recognition for tax purposes..........   $     172       $     429
Bad debts allowance...........................         111             132
Inventory valuation allowance.................           6              24
Depreciation and amortization.................         586             605
Purchased research and development............       5,004           5,238
Accrued restructuring.........................          51               -
Accrued compensation and benefits.............         104             267
Other.........................................         (77)           (323)
Valuation allowance...........................      (5,957)         (6,372)
                                                 ----------      ----------
                                                 $       -       $       -
                                                 ==========      ==========

    Components of pre-tax income are as follows:

                                      YEAR ENDED SEPTEMBER 30,
                               -------------------------------------
                                   1999         1998          1997
                               -----------  -----------  -----------
Domestic...................    $   (5,266)  $   (2,329)  $    5,602
Foreign....................           705          326         (265)
                               -----------  -----------  -----------
                               $   (4,561)  $   (2,003)  $    5,337
                               ===========  ===========  ===========

    The provision (benefit) for income taxes is comprised of the following:

                                               YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------
                                           1999          1998          1997
                                       -----------   -----------   -----------
Current tax expense (benefit):
   Federal........................     $   (1,665)   $   (1,405)   $    1,329
   State..........................              2          (239)          720
                                       -----------   -----------   -----------
                                           (1,663)       (1,644)        2,049
                                       -----------   -----------   -----------
Deferred tax expense (benefit):
   Federal........................             --         5,921          (500)
   State..........................             --         1,602           (74)
                                       -----------   -----------   -----------
                                               --         7,523          (574)
                                       -----------   -----------   -----------
                                       $   (1,663)   $    5,879    $    1,475
                                       ===========   ===========   ===========

    A reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes, to the provision for income taxes follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------------------
                                                      1999          1998          1997
                                                  -----------   -----------   -----------
Amount computed at statutory
  Federal rate of 34%..........................   $   (1,551)   $     (681)   $    1,815
State income taxes, net of Federal
  benefit......................................          (32)           31           328
Expenses not deductible for tax purposes.......           68           230            64
Differentials from foreign operations..........          (22)          (42)           90
Tax credits....................................           --            --           (25)
Tax exempt interest............................           --           (38)         (808)
Revision of prior year's tax estimates.........           --          (127)           41
Valuation of deferred tax asset................          (91)        6,372            --
Other..........................................          (35)          134           (30)
                                                  -----------   -----------   -----------
                                                  $   (1,663)   $    5,879    $    1,475
                                                  ===========   ===========   ===========

NOTE 8 -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS:

   1992 STOCK OPTION PLAN

    In March 1992, the Company adopted a Stock Option Plan (the "1992 Plan"), as amended in March 1999, which provides for the granting of incentive stock options and non-qualified stock options to purchase up to 3,093,341 shares, as amended, of the Company's common stock. The 1992 Plan is administered by the Compensation Committee of the Board of Directors and provides for options for the purchase of the Company's common stock to be granted to employees, officers and consultants of the Company at prices that are not less than 100% and 50% of the estimated fair market value of the related shares at the date of grant for incentive stock options and non-qualified stock options, respectively. Options vest as determined by the Compensation Committee. The maximum term of options granted under the 1992 Plan is ten years.

   1992 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    In March 1992, the Company adopted the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended in February 1995 and March 1999, which provides for the automatic granting of non-qualified stock options to purchase up to 223,446 shares, as amended, of the Company's common stock. The 1992 Plan is administered by the Board of Directors and provides for options for the purchase of the Company's common stock to each director of the Company (or an affiliate of the Company) who is not otherwise employed by the Company (or an affiliate of the Company). Such directors will automatically be granted an option to purchase common stock upon election to the Board and on each anniversary of that date thereafter so long as the director continues to serve on the Board. Vesting periods are five years for initial options granted, and four years for options granted in re-election years. The maximum term of options granted under the Directors' Plan is ten years.

    Combined information for all stock option activities for fiscal 1999, 1998 and 1997 is summarized below:


                                                                         OPTIONS OUTSTANDING
                                                                    -----------------------------
                                                                                       WEIGHTED-
                                                                                        AVERAGE
                                                                                       EXERCISE
                                                                       SHARES            PRICE
                                                                    ------------     ------------
               Balance at September 30, 1996...................       2,316,341         $ 2.88
                Options granted................................       3,069,022         $ 4.78
                Options exercised..............................        (146,366)        $ 3.06
                Options canceled...............................      (1,999,087)        $ 7.15
                                                                    ------------
               Balance at September 30, 1997...................       3,239,910         $ 3.42
                Options granted................................         444,792         $ 4.38
                Options exercised..............................        (262,636)        $ 1.69
                Options canceled...............................        (667,449)        $ 4.95
                                                                    ------------
               Balance at September 30, 1998...................       2,754,617         $ 3.95
                Options granted................................         286,117         $ 3.75
                Options exercised..............................        (307,365)        $ 3.36
                Options canceled...............................        (693,418)        $ 4.88
                                                                    ------------
               Balance at September 30, 1999...................       2,039,951         $ 4.06
                                                                    ============

    The following is a summary of stock options outstanding at September 30, 1999:

                                                                 OPTIONS OUTSTANDING
                                                    ---------------------------------------------
                                                                       WEIGHTED-
                                                                        AVERAGE         WEIGHTED-
                                                                       REMAINING         AVERAGE
                                                                      CONTRACTUAL       EXERCISE
                                                       NUMBER        LIFE (YEARS)         PRICE
                                                    ------------     ------------     ------------
               Price Range
                    $1.64 - $2.72..............         404,086          4.89           $  2.59
                    $3.08 - $3.36..............         817,787          6.87           $  3.36
                    $3.50 - $5.16..............         413,771          8.11           $  4.10
                    $5.19 - $9.60..............         404,307          7.41           $  6.67
                                                    -----------
                    $1.64 - $9.60..............       2,039,951          6.84           $  4.01
                                                    ===========

    The following is a summary of stock options exercisable at September 30, 1999:

                                                                    OPTIONS EXERCISABLE
                                                              ----------------------------
                                                                                WEIGHTED-
                                                                                 AVERAGE
                                                                                EXERCISE
                                                                 NUMBER          PRICE
                                                               -----------      -----------
               Price Range
                     $1.64 - $2.72......................         349,525         $  2.57
                     $3.08 - $3.36......................         575,724         $  3.36
                     $3.50 - $5.16......................         166,930         $  4.08
                     $5.19 - $9.60......................         328,383         $  6.87
                                                              -----------
                     $1.64 - $9.60......................       1,420,562         $  4.06
                                                              ===========

   EMPLOYEE STOCK PURCHASE PLAN

    In March 1992, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of the Company's common stock. The most recent offering under the Purchase Plan terminated on October 31, 1999. The Purchase Plan is administered by the Board of Directors and allows participating employees to have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date or the relevant purchase date. During fiscal 1999, 10,063 shares were issued under the Plan at a price of $4.14 per share, and 15,791 shares were issued at a price of $10.84 per share. At September 30, 1999, 140,745 shares were reserved for future issuance.

   PRO FORMA DISCLOSURE

     No compensation expense has been recognized for stock option grants, which are fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the Purchase Plan. Had compensation cost for the Company's stock based compensation awards issued during fiscal 1999, 1998 and 1997 been determined based on the fair value at the grant date, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                              YEAR ENDED SEPTEMBER 30,
                                                 -------------------------------------------------
                                                       1999             1998              1997
                                                 --------------- ----------------  ---------------
Net loss:
  As reported...............................         $(2,013)         $ (5,815)         $ 5,660
                                                     ========         =========         ========
  Pro forma.................................         $(2,248)         $ (9,205)         $ 3,185
                                                     ========         =========         ========

Net loss per share:
  As reported...............................         $ (0.34)         $  (0.92)         $  0.73
                                                     ========         =========         ========
  Pro forma.................................         $ (0.42)         $  (1.45)         $  0.41
                                                     ========         =========         ========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended September 30, 1999, 1998 and 1997, respectively: dividend yield of 0.0% for all years, risk free interest rates of 5.27%, 5.48% and 6.46%, expected volatility of 150%, 84% and 96%, and expected lives of 2.05, 2.17 and 2.0 years. The weighted-average fair value of options granted during the years ended September 30, 1999, 1998 and 1997 was $3.75, $4.38 and $4.78 per share, respectively. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for all years, risk-free interest rates of 4.87%, 5.00% and 5.46%, expected volatility of 150%, 84% and 96%, and an expected life of six months for all years. The weighted-average fair value of those purchase rights granted during the years ended September 30, 1999, 1998 and 1997 was $2.72, $1.97 and $2.22 per share, respectively.

   401(K) PLAN

    In July 1991, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits, but does not require matching contributions by the Company on behalf of all participants. No such contributions were made during fiscal 1999, 1998 or 1997.

NOTE 9 -- COMMITMENTS:

    The Company occupies its facilities under several cancelable and non-cancelable operating leases that expire at various dates through September 2004, and which contain renewal options. Future minimum lease payments are as follows:

          For the year ending September 30,                       AMOUNT
                                                              ------------
           2000..........................................     $   382,000
           2001..........................................         130,000
           2002..........................................         133,000
           2003..........................................         130,000
           2004..........................................          92,000
                                                              ------------
                                                              $   867,000
                                                              ============

    Rent expense under operating leases was approximately $615,000, $784,000, and $894,000 in fiscal 1999, 1998, and 1997, respectively. Certain facilities leases provide for scheduled rent increases. The total lease commitment for such leases is being charged ratably to operations.

NOTE 10 -- SIGNIFICANT CUSTOMERS AND FOREIGN OPERATIONS:

    A significant portion of the Company's revenues has been derived from technology licenses and sales to major distributors and OEMs as follows:

    Two customers accounted for 17% and 10%, respectively, of fiscal 1999 revenues. Three customers accounted for 21%, 13% and 12%, respectively, of fiscal 1998 revenues. Three customers accounted for 36%, 13% and 12%, respectively, of fiscal 1997 revenues.

    Software revenues are inclusive of royalties received from Microsoft and IBM Corporation for licenses of the Company's technology. The Company received $5,100,000 in such revenues in fiscal 1998, completing all obligations outstanding related to the underlying license agreements. The Company received $16,000,000 in royalty revenues in fiscal 1997.

    In fiscal 1999, 1998 and 1997, international revenues were $5,835,000, $4,794,000 and $5,068,000, respectively, consisting primarily of sales to customers in Canada, Europe and the Pacific Rim.

    Condensed financial information related to the Company's wholly owned foreign subsidiaries is as follows:

                                         1999        1998         1997
                                       --------    --------     --------
Revenues..........................     $ 3,898     $ 3,580      $ 3,228
Operating income..................     $   622     $   307      $   212
Identifiable assets...............     $   886     $ 1,218      $ 1,358

NOTE 11 -- CONTINGENCIES:

    The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company's business, financial position, or results of operations.

NOTE 12 --  SUBSEQUENT EVENTS:

    On December 10, 1999, the Company executed a renewal of its non-cancelable operating lease for its corporate headquarters, for a five year period ending March 5, 2005.

                                                      SCHEDULE I

STAC SOFTWARE, INC.
SCHEDULE I - MARKETABLE SECURITIES
AT SEPTEMBER 30, 1999
(IN THOUSANDS)


NAME OF ISSUER                                  PRINCIPAL                                MARKET            CARRYING
TITLE OF ISSUE                                   AMOUNT               COST               VALUE               VALUE
--------------                                 ---------           ---------           ---------           ---------
CP General Motors Acceptance                    $ 1,500            $  1,479            $  1,491            $  1,491


CP Associates First Cap BV                        3,000               2,941               2,966               2,966


CP General Electric Cap                           2,000               1,965               1,987               1,987


CP Norwest Financial                              2,000               1,966               1,992               1,992


CP Prudential Funding                             1,500               1,474               1,490               1,490


CP CITICORP                                       2,000               1,960               1,965               1,965


CP American General Finance                       2,500               2,441               2,452               2,452


CP Commoloco                                      2,000               1,944               1,962               1,962


CP Daimlerchrysler NA                             3,000               2,927               2,938               2,938


CP General Electric                               1,500               1,464               1,468               1,468
                                               ---------           ---------           ---------           ---------


Total                                          $ 21,000            $ 20,561            $ 20,711            $ 20,711
                                               =========           =========           =========           =========

     EXHIBIT           EXHIBIT
    FOOTNOTE           NUMBER                                 DESCRIPTION
    --------           ------                                 -----------
      (7)                 2.1             Agreement and Plan of Merger, dated April 5, 1996,
                                          between the Registrant and Stac, Inc., a California
                                          corporation.

      (7)                 3.1             Certificate of Incorporation of the Registrant.

      (7)                 3.2             Bylaws of the Registrant.

                          4.1             Reference is made to Exhibits 3.1, 3.2, 10.8, 10.9,
                                          10.10 and 10.12.

      (1)                10.1             Form of Indemnity Agreement entered into between the
                                          Registrant and its directors and officers with
                                          related schedule.

      (1)(8)             10.2             Registrant's 1992 Stock Option Plan ("the 1992
                                          Plan").

      (5)(8)             10.3             Registrant's 1992 Non-Employee Directors' Plan, as
                                          Amended ("the Directors' Plan").

      (1)(8)             10.4             Registrant's Employee Stock Purchase Plan and related
                                          Offering document.

      (1)                10.5             Securities Purchase Agreement, dated as of March 27,
                                          1990, among the Registrant and the other persons
                                          Named therein.

      (1)(8)             10.6             Distributor Agreement, between the Registrant and
                                          Merisel, Inc., dated as of March 1, 1991.

      (1)(8)             10.7             Distributor Agreement, between the Registrant and
                                          Ingram Micro, Inc. dated as of March 13, 1991.

      (3)(8)             10.8             License Agreement, between the Registrant and
                                          Microsoft Corporation, dated as of June 20, 1994.

      (5)(8)             10.9             Forms of Non-statutory Stock Option Agreements under
                                          the Directors' Plan.

      (6)                10.10            Stock Purchase Agreement dated October 6, 1995
                                          between the Registrant and William T. Baker.

      (6)                10.11            Option Purchase Agreement dated October 6, 1995 among
                                          the Registrant and Certain Holders of Options to
                                          Purchase Common Stock of California Software, Inc.

      (6)                10.12            Indemnity Agreement dated October 6, 1995 between the
                                          Registrant and William T. Baker.

      (6)                10.13            Series A Preferred Stock Purchase Agreement dated
                                          October 6, 1995 by and between DynaNet, Inc. and the
                                          Registrant.

      (7)                10.14            Office Lease date March 22, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

      (7)                10.15            Office Lease date March 22, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

      (7)                10.16            Office Lease dated July 12, 1994 between the
                                          Registrant and Weyerhaeuser Mortgage Company and Fort
                                          Wyman, Inc.

      (7)                10.17            Amendment No. 1 to the Office Lease dated July 12,
                                          1994 between the Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

      (7)                10.18            Amendment No. 2 to the Office Lease dated July 12,
                                          1994 between the Registrant and Weyerhaeuser Mortgage
                                          Company and Fort Wyman, Inc.

      (9)                10.19            Cross License Agreement dated as of November 21,
                                          1996 between the Registrant and Hi/fn, Inc.

      (9)                10.20            Form of Distribution Agreement.

      (9)                10.21            Form of Employee Benefits and Other Matters Allocation Agreement.

      (9)                10.22            Form of Tax Allocation and Indemnity Agreement.

                         10.23            Distributor Agreement, between the Registrant and
                                          Ingram Micro, Inc. dated as of June 8, 1999.

      (10)               10.24            Severance Agreement with Gary Clow.

      (10)               10.25            Severance Agreement with John Witzel.

      (10)               10.26            1992 Non-Employee Directors' Stock Option Plan as Amended.

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

(2) Certain confidential portions deleted pursuant to Order Granting Application. Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment dated May 6, 1992.

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

(10)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.