Form 10-Q
period 1999-12-31
STAC SOFTWARE INC
filed 2000-02-10
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

                                       OR

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

                  YES  X                                NO   ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1999.

Common Stock, par value $0.001 per share             6,180,319 shares

                               STAC SOFTWARE, INC.



                                      INDEX


PART I.      FINANCIAL INFORMATION

        Item 1.  Financial Statements                                       Page
                     Condensed Consolidated Balance Sheets
                            as of December 31, 1999 and
                            September 30, 1999                                 3

                     Condensed Consolidated Statements of
                            Operations for the three months
                            ended December 31, 1999 and 1998                   4

                     Condensed Consolidated Statements of Cash
                            Flows for the three months ended
                            December 31, 1999 and 1998                         5

                     Notes to Condensed Consolidated Financial
                            Statements                                         6

        Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                8

        Item 3.  Quantitative and Qualitative Discussions about
                     Market Risk                                              12


PART II.     OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                    15

                               STAC SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                December 31,       September 30,
                                                    1999                1999
                                                ------------       ------------
                                                (UNAUDITED)
Current assets:
     Cash and cash equivalents                    $  14,493          $   9,079
     Marketable securities                           15,916             20,711
     Accounts receivable                              2,167              2,381
     Inventories                                        201                240
     Other current assets                               532                454
                                                ------------       ------------
         Total current assets                        33,309             32,865

Property and equipment, net                           1,452              1,556
Other assets                                            442                452
                                                ------------       ------------
                                                  $  35,203          $  34,873
                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $   1,273          $   1,132
     Accrued expenses and other
       current liabilities                            2,166              2,312
                                                ------------       ------------
         Total current liabilities                    3,439              3,444

Other liabilities                                       127                127
                                                ------------       ------------
                                                      3,566              3,571
                                                ------------       ------------

Stockholders' equity
     Common stock at par value                            9                  8
     Additional paid in capital                      77,416             76,633
     Treasury stock                                 (41,347)           (41,347)
     Cumulative translation adjustment                  (22)               (23)
     Retained earnings                               (4,419)            (3,969)
                                                ------------       ------------
         Total stockholders' equity                  31,637             31,302
                                                ------------       ------------
                                                  $  35,203          $  34,873
                                                ============       ============

      See accompanying notes to condensed consolidated financial statements

                               STAC SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                           December 31,
                                                     1999                1998
                                                 ------------       ------------

Net revenues                                           3,178              3,006
Cost of revenues                                         253                192
                                                 ------------       ------------
Gross margin                                           2,925              2,814
                                                 ------------       ------------

Operating expenses:
    Research and development                           1,339              1,985
    Sales and marketing                                1,920              2,411
    General and administrative                           598              1,401
    Restructuring                                          -                822
                                                 ------------       ------------
        Total operating expenses                       3,857              6,619
                                                 ------------       ------------

Operating loss                                          (932)            (3,805)

Interest income                                          420                440
                                                 ------------       ------------
Loss before income taxes                                (512)            (3,365)

Benefit from income taxes                                (62)            (1,439)
                                                 ------------       ------------
Loss from continuing operations                         (450)            (1,926)

Discontinued operations:
Income from discontinued operations, net
 of taxes of $550 in 1998                                  -                885
                                                 ------------       ------------

Net loss                                         $      (450)       $    (1,041)
                                                 ============       ============
Earnings per common share, basic:
Loss from continuing operations                  $     (0.07)       $     (0.33)
                                                 ============       ============
Income from discontinued operations              $      0.00        $      0.15
                                                 ============       ============
Net loss                                         $     (0.07)       $     (0.18)
                                                 ============       ============

Earnings per common share, diluted:
Loss from continuing operations                  $     (0.07)       $     (0.33)
                                                 ============       ============
Income from discontinued operations              $      0.00        $      0.15
                                                 ============       ============
Net loss                                         $     (0.07)       $     (0.18)
                                                 ============       ============

Weighted average common shares
   outstanding, basic                                  6,060              5,867
                                                 ============       ============
Weighted average common shares
   outstanding, diluted                                6,060              5,867
                                                 ============       ============

      See accompanying notes to condensed consolidated financial statements

                               STAC SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                            Three Months Ended
                                                               December 31,
                                                             1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
   Net loss                                               $    (450)  $  (1,041)
   Adjustments required to reconcile net loss
      to net cash provided by operating activities:
      Depreciation and amortization                             340         515
      Loss on disposals of property and equipment                 -         588
   Changes in assets and liabilities:
      Accounts receivable                                       214        (692)
      Inventories                                                39         (16)
      Other assets                                              (80)        131
      Accounts payable                                          141         224
      Income taxes receivable/payable                             -         (17)
      Accrued expenses and other current liabilities           (146)        922
                                                          ----------  ----------
         Net cash provided by operating activities               58         614
                                                          ----------  ----------

Cash flows from investing activities:
   Purchases of marketable securities                        (5,205)     (9,967)
   Sales of marketable securities                            10,000       9,000
   Purchases of property and equipment                         (224)       (227)
                                                          ----------  ----------
         Net cash provided (used) by investing activities     4,571      (1,194)
                                                          ----------  ----------

Cash flows from financing activities:
   Issuance of common stock                                     739       1,045
   Tax benefit from exercise of stock options                    45         136
                                                          ----------  ----------
         Net cash provided by financing activities              784       1,181
                                                          ----------  ----------

Effect of exchange rates on cash and cash equivalents             1           -
                                                          ----------  ----------
Net cash provided by discontinued operations                      -         624
                                                          ----------  ----------

Net increase in cash and cash equivalents                     5,414       1,225

Cash and cash equivalents at beginning of period              9,079      11,573
                                                          ----------  ----------
Cash and cash equivalents at end of period                $  14,493   $  12,798
                                                          ==========  ==========
Supplemental non-cash activities:
   Stock dividend                                         $       -   $   7,371
                                                          ==========  ==========
   Conversion of deferred compensation to equity
      upon exercise of common stock options               $       -   $      16
                                                          ==========  ==========

      See accompanying notes to condensed consolidated financial statements

                               STAC SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation:
         ---------------------

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

The accompanying condensed consolidated unaudited financial statements of Stac Software, Inc. ("Stac" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended September 30, 1999. In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of December 31, 1999 and its results of operations for the three month periods ended December 31, 1999 and 1998, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2. Loss Per Share: (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)
        --------------

Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net loss remains the same for the calculations of basic EPS and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended December 31, 1999 and 1998 is presented below.

                                                Three Months Ended
                                                 December 31, 1999
                                                 -----------------

                                                                      Per-Share
                                         Net Loss        Shares         Amount
                                        ----------     ----------     ----------
Net Loss                                $    (450)

Basic EPS                                                  6,060      $   (0.07)

Dilutive Securities                                            -
                                                       ----------
Diluted EPS                                                6,060      $   (0.07)
                                                       ==========

                                                Three Months Ended
                                                 December 31, 1998
                                                 -----------------

                                                                      Per-Share
                                         Net Loss        Shares         Amount
                                        ----------     ----------     ----------

Net Loss                                $  (1,041)

Basic EPS                                                  5,867      $   (0.18)

Dilutive Securities                                            -
                                                       ----------
Diluted EPS                                                5,867      $   (0.18)
                                                       ==========


NOTE 3. Inventories (IN THOUSANDS, DECEMBER 31, 1999 UNAUDITED):
        -----------
                                                   December 31,    September 30,
                                                       1999             1999
                                                   ------------     ------------
                   Raw materials                   $       169      $       203
                   Finished goods                           32               37
                                                   ------------     ------------
                                                   $       201      $       240
                                                   ============     ============

NOTE 4. Stock Option Plan Summary (UNAUDITED)
        -------------------------

The following is a summary of stock options outstanding at December 31, 1999:

                                                OPTIONS OUTSTANDING
                                    --------------------------------------------
                                                     WEIGHTED-
                                                      AVERAGE         WEIGHTED-
                                                     REMAINING        AVERAGE
                                                    CONTRACTUAL       EXERCISE
                                       NUMBER       LIFE (YEARS)       PRICE
                                    ------------    ------------    ------------
  Price Range
     $1.64 - $2.72..............        370,217            4.66       $    2.58
     $3.08 - $3.36..............        684,024            6.60       $    3.36
     $3.50 - $5.16..............        323,031            8.52       $    4.14
     $5.19 - $7.60..............        344,163            7.30       $    6.71
     $9.60 - $26.00.............         80,553            5.75       $   18.25
                                    ------------
     $1.64 - $26.00.............      1,801,988            6.64       $    4.65
                                    ============

The following is a summary of stock options exercisable at December 31, 1999:

                                         OPTIONS EXERCISABLE
                                    ----------------------------
                                                      WEIGHTED-
                                                      AVERAGE
                                                      EXERCISE
                                       NUMBER          PRICE
                                    ------------    ------------
  Price Range
     $1.64 - $2.72..............        320,080       $    2.56
     $3.08 - $3.36..............        507,191       $    3.36
     $3.50 - $5.16..............         98,326       $    4.20
     $5.19 - $7.60..............        278,325       $    6.93
     $9.60 - $26.00.............         69,580       $   17.65
                                    ------------
     $1.64 - $26.00.............      1,273,502       $    4.79
                                    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Stac Software, Inc.'s ("Stac" or "the Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include but are not limited to: fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, OEM and distributor inventory levels, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends and Channel Inventories" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility"), in the Company's Form 10-K for the year ended September 30, 1999.

OVERVIEW

         Stac's storage systems recovery software business is comprised of its Replica Tape and Replica Network Data Manager ("NDM") product lines. Replica Tape and Replica NDM are high-performance, easy-to-deploy, distributed business systems recovery software products, which enable fast PC server, desktop and notebook replication and disaster recovery. Replica Tape for NetWare was introduced in February 1996 and Replica Tape for NT was made available in April 1997. Replica NDM was introduced to selected customer sites in April 1998 and became commercially available in January 1999. The Company intends to focus on the development of relationships with partners in the computer desktop solutions sector and with system integration partners, and is currently investing the majority of its product development, marketing and sales resources in the Replica product line and extensions to Replica.

         The Company also develops and markets ReachOut Enterprise ("ReachOut") remote communications software, a remote access software suite which allows administrators and end users to access a PC using another PC through a network, the Internet, ISDN lines or modems. ReachOut works with Microsoft Corporation's ("Microsoft") Windows NT, Windows 98/95, Windows 3.x and DOS operating systems. However, ReachOut has reached a mature phase of the product life cycle and the Company expects the revenues associated with this product to continue to decline.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                                       Three Months Ended
                                                           December 31,
                                                     1999                1998
                                                 ------------       ------------

         Revenues                                       100%               100%
         Cost of revenues                                 8                  6
                                                 ------------       ------------
         Gross margin                                    92                 94
                                                 ------------       ------------

         Research and development                        42                 66
         Sales and marketing                             60                 80
         General and administrative                      19                 47
         Restructuring                                    -                 28
                                                 ------------       ------------
         Total operating expenses                       121                221
                                                 ------------       ------------

         Operating loss                                 (29)              (127)
         Interest income                                 13                 15
                                                 ------------       ------------

         Loss before income taxes                       (16)              (112)

         Benefit from income taxes                       (2)               (48)
                                                 ------------       ------------

         Loss from continuing operations                (14)               (64)

         Income from discontinued operations              -                 29
                                                 ------------       ------------

         Net loss                                       (14)%              (35)%
                                                 ============       ============

         REVENUES. Revenues increased 6% to $3.2 million for the quarter ended December 31, 1999 from $3.0 million in the quarter ended December 31, 1998. The increase in revenues from the December 1998 quarter to the December 1999 quarter was due to increasing sales of Replica products, partially offset by declining sales of REACHOUT.

         International sales, which are included in the software sales component of revenues, are comprised primarily of software products and were $0.8 million, or 24% of revenues for the quarter ended December 31, 1999 compared to $1.1 million, or 37% of revenues in the quarter ended December 31, 1998. The decrease in international revenues was primarily due to suppressed sales during the quarter related to the "Y2K lock-down" (many potential buyers postponed purchases of new software pending the start of the new calendar year), contrasted with strong revenues in the December 1998 quarter. Stac markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office and through relationships with distributors and resellers abroad.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of the user manuals, packaging, license fees, media and assembly associated with the Company's software products, and the costs of rendering product support services pursuant to paid service offerings. Gross margins were 92% for the quarter ended December 31, 1999 compared to 94% in the comparable quarter of the prior fiscal year. The decrease in gross margin was primarily due to increased obsolescence reserves taken for box product inventory, a higher than planned mix of box product revenues over MLA revenues, and lower than planned margin on certain product sales.

         RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $1.3 million and $2.0 million for the quarters ended December 31, 1999 and December 31, 1998, respectively. The decrease in research and development costs from the prior year's quarter was primarily due to lower employee-related costs in the current periods, related to the reallocation of resources amongst development facilities in conjunction with the restructuring discussed below. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, there can be no assurance that research and development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions and employment benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $1.9 million for the quarter ended December 31, 1999 and $2.4 million for the quarter ended December 31, 1998. The reduced spending in the quarter ended December 31, 1999 from the prior year's comparable quarter is primarily due to reductions in staffing attributable to the corporate restructuring completed in the December 1998 quarter. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.6 million and $1.4 million for the quarters ended December 31, 1999 and December 31, 1998, respectively. The reduction in expenses in the current quarter reflects lower management costs and non-recurring costs, both related to Stac's spin-off of its former Hi/fn, Inc. subsidiary.

         RESTRUCTURING. The restructuring charge of $0.8 million in the three months ended December 31, 1998 reflects $0.5 million of fixed assets abandoned and written off as a result of the restructuring, $0.2 million in severance costs and benefits, and $0.1 million in lease termination costs. The restructuring was initiated to better align the Company's costs and resources with the needs of a stand-alone, partner-focused software company.

         INTEREST INCOME. Interest income was $0.4 million for the quarters ended December 31, 1999 and 1998, respectively.

         INCOME TAXES. The effective tax rate for the December 1999 and December 1998 quarters was based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years, if any. The effective income tax rate for the quarters ended December 31, 1999 and December 31, 1998 were 12% and 43%, respectively. The effective tax rate for the three months ended December 31, 1998 reflects the non-deductible nature of certain costs associated with the Hi/fn spin-off transaction, for which, consistent with statutory guidelines, no tax benefit was recognized.

         QUARTERLY TRENDS AND CHANNEL INVENTORIES. The Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter or if inventory of the Company's products in the retail and distribution channels satisfies near-term demand, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, the Company's new products, from which the Company derives a majority of its revenue, typically have a lengthy evaluation period before any purchase is made.

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

         The Company's Replica product line competes with well established back-up products from Computer Associates, Inc., Veritas Software Corporation ("Veritas") and Legato Systems, Inc. ("Legato"), all of which have established channels of distribution and installed customer bases. The Company has entered into OEM licenses with Legato, Hewlett-Packard Company and Tivoli Systems, Inc. (a wholly owned subsidiary of IBM) which authorize those companies to resell Replica products under certain conditions. While the Company hopes to expand its sales and marketing reach through these agreements, the Company expects to realize less revenue per unit than it would if it sold the products itself. As a result, the Company could realize less revenue from sales of Replica than it might have otherwise obtained by only directly selling Replica. Also, there is no assurance that revenues recognized in the current and previous quarters pursuant to these agreements will continue into future quarters. In addition, resellers could choose not to sell Replica over competitors' products with the result that significant sales of Replica could fail to materialize, or products similar to Replica could be successfully introduced to resellers by the Company's competitors. In addition, Microsoft's current operating systems incorporate back-up functionality and future operating systems are expected to include some disaster recovery functionality. Also, Replica is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing Replica under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of Replica will be necessary.

         The Company's ReachOut product competes in the remote control software market against more established products such as Symantec Corporation's pcAnywhere, and, Netopia's Timbuktu. Further, Microsoft could elect to incorporate remote control or additional remote access capabilities into its operating systems which are pre-installed on most personal computers. The Company believes that the rate of growth of the remote control market it serves has decreased from prior years' growth rates or may actually be declining and that it will have a difficult time gaining further sales growth against its competitors.

         STOCK PRICE VOLATILITY. Due to the factors noted above, the Company's future earnings and therefore, its stock price, may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls in the Company's earnings could be caused by shortfalls in revenues, timing of the receipt of technology license fees and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities increased by $0.6 million to $30.4 million at December 31, 1999 from those at September 30, 1999. The increase was primarily due to payment received from employees and former employees for stock option exercises, partially offset by cash used in general operations. Working capital increased by $0.5 million to $29.9 million at December 31, 1999 from that at September 30, 1999.

         The Company believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated companies for at least the next twelve months.

         The Company is currently considering strategic transactions and alternatives with the goal of maximizing stockholder value. For example, in December 1998 the company completed the spin-off of Hi/fn, Inc. The company is evaluating all areas of its existing business to make sure they fit its new strategic direction, and is actively considering pursuing a number of potential strategic transactions. These transactions may include a variety of different business arrangements, including product line sales, divestitures, restructurings, business combinations, strategic partnerships and joint ventures. Such transactions create a number of risks for the Company, including the risk that such transactions may not be consummated on favorable terms or at all, the risk that such transactions may not enhance stockholder value and may adversely affect the business or the trading price of the Company's stock and the risk that any such transaction may require the Company to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions.

YEAR 2000

         The Company has completed its Year 2000 plan as scheduled. The possibility of significant interruptions of normal operations has been reduced. As of February 9, 2000, the Company's products, computing, and communications infrastructure systems have operated without Year 2000 related problems and appear to be Year 2000 ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Year 2000 related problems.

         The Company believes all its critical systems are Year 2000 ready. However, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact the Company, and other similar uncertainties. If the Company or third parties customers or suppliers experience Year 2000 related problems, it could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK.

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

         The fair value of the Company's investments in marketable securities at December 31, 1999 was $15,916,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At December 31, 1999, the Company's portfolio was primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.

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






                                             Stac Software, Inc.
                                -----------------------------------------------
                                                (Registrant)



Date:  February 10, 2000                   /s/ Clifford L. Flowers
                                -----------------------------------------------
                                              Clifford L. Flowers
                                        (Vice President of Finance and
                                            Chief Financial Officer
                                      Principal Financial and Accounting
                                     Officer and Duly Authorized Officer)