Form 10-Q
period 2000-03-31
PREVIO INC
filed 2000-05-15
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 2000

                                       OR

              | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Transition Period From ____ to ____

                                   ----------

                         Commission File Number 0-20095


                                  PREVIO, INC.
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

                                 (858) 794-4300
              (Registrant's telephone number, including area code)


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

Common Stock, par value $0.001 per share                        6,433,188 shares

                                  PREVIO, INC.


                                      INDEX


PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          PAGE
                                                                            ----
              Condensed Consolidated Balance Sheets
                     as of March 31, 2000 and
                     September 30, 1999                                        3

              Condensed Consolidated Statements of
                     Operations for the three and six
                     months ended March 31, 2000 and 1999                      4

              Condensed Consolidated Statements of Cash
                     Flows for the six months ended
                     March 31, 2000 and 1999                                   6

              Notes to Condensed Consolidated Financial
                     Statements                                                7

     Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                9

     Item 3.  Quantitative and Qualitative Discussions about
                        Market Risk                                           15


PART II.      OTHER INFORMATION

     Item 4.  Submission of Matters to a vote of Securities Holders           16


     Item 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                    17

                                       PREVIO, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)

                                          ASSETS
                                                               March 31,           September 30,
                                                                  2000                 1999
                                                                  ----                 ----
                                                              (UNAUDITED)

Current assets:
     Cash and cash equivalents                               $    27,845          $     9,079
     Marketable securities                                         2,972               20,711
     Accounts receivable, net                                        884                2,381
     Inventories                                                      14                  240
     Other current assets                                            551                  454
                                                             ------------         ------------
         Total current assets                                     32,266               32,865

Property and equipment, net                                        1,551                1,556
Other assets                                                         432                  452
                                                             ------------         ------------
                                                             $    34,249          $    34,873
                                                             ============         ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $     1,728          $     1,132
     Accrued expenses and other
       current liabilities                                         2,181                2,312
                                                             ------------         ------------
         Total current liabilities                                 3,909                3,444

Other liabilities                                                     17                  127
                                                             ------------         ------------
                                                                   3,926                3,571
                                                             ------------         ------------

Stockholders' equity
     Common stock at par value                                         9                    8
     Additional paid in capital                                   78,409               76,633
     Treasury stock                                              (41,347)             (41,347)
     Cumulative translation adjustment                               (20)                 (23)
     Retained earnings                                            (6,728)              (3,969)
                                                             ------------         ------------
         Total stockholders' equity                               30,323               31,302
                                                             ------------         ------------
                                                             $    34,249          $    34,873
                                                             ============         ============

           See accompanying notes to condensed consolidated financial statements


                                            PREVIO, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             (UNAUDITED)
                                             Three Months Ended            Six Months Ended
                                                  March 31,                    March 31,
                                                  ---------                    ---------
                                            2000           1999           2000           1999
                                          ---------      ---------      ---------      ---------
Net revenues                              $  2,084       $  3,370       $  5,262       $  6,376

Cost of revenues                               453            205            706            397
                                          ---------      ---------      ---------      ---------

Gross margin                                 1,631          3,165          4,556          5,979
                                          ---------      ---------      ---------      ---------

Operating expenses:
    Research and development                 1,175          1,388          2,514          3,373
    Sales and marketing                      2,557          1,925          4,477          4,336
    General and administrative                 618            754          1,216          2,155
    Restructuring                                -              -              -            822
                                          ---------      ---------      ---------      ---------

        Total operating expenses             4,350          4,067          8,207         10,686
                                          ---------      ---------      ---------      ---------

Operating loss                              (2,719)          (902)        (3,651)        (4,707)

Interest income                                410            420            830            860
                                          ---------      ---------      ---------      ---------

Loss before income taxes                    (2,309)          (482)        (2,821)        (3,847)

Benefit from income taxes                        -           (294)           (62)        (1,733)
                                          ---------      ---------      ---------      ---------

Loss from continuing operations             (2,309)          (188)        (2,759)        (2,114)

Discontinued operations:
Income from discontinued operations,
   net of taxes of $550                          -              -              -            885
                                          ---------      ---------      ---------      ---------

Net loss                                  $ (2,309)      $   (188)      $ (2,759)      $ (1,229)
                                          =========      =========      =========      =========
Earnings per common share, basic:
Loss from continuing operations           $  (0.36)      $  (0.03)      $  (0.44)      $  (0.36)
Income from discontinued operations           0.00           0.00           0.00           0.15
Net loss                                     (0.36)         (0.03)         (0.44)         (0.21)


Earnings per common share, diluted:
Loss from continuing operations           $  (0.36)      $  (0.03)      $  (0.44)      $  (0.36)
Income from discontinued operations           0.00           0.00           0.00           0.15
Net Loss                                     (0.36)         (0.03)         (0.44)         (0.21)

Weighted average common shares
    outstanding, basic                       6,336          5,926          6,212          5,897

Weighted average common shares
    outstanding, diluted                     6,336          5,926          6,212          5,897

                See accompanying notes to condensed consolidated financial statements


                                            PREVIO, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS; UNAUDITED)
                                                                               Six Months Ended
                                                                                  MARCH 31,
                                                                          2000                    1999
                                                                          ----                    ----
Cash flows from operating activities:
     Net loss                                                         $   (2,759)             $ (1,229)
     Adjustments required to reconcile net loss
        to net cash provided by operating activities:
        Depreciation and amortization                                        635                   933
        Loss on disposals of property and equipment                            -                   554
     Changes in assets and liabilities:
        Accounts receivable                                                1,497                  (930)
        Inventories                                                          226                   (60)
        Other assets                                                         (97)                 (174)
        Accounts payable                                                     596                  (277)
        Income taxes receivable/payable                                        -                  (363)
        Accrued expenses and other current liabilities                      (131)                 (108)
                                                                      -----------           -----------
           Net cash used by operating activities                             (33)               (1,654)
                                                                      -----------           -----------
Cash flows from investing activities:
     Purchases of marketable securities                                   (8,261)              (19,564)
     Sales of marketable securities                                       26,000                18,000
     Purchases of property and equipment                                    (610)                 (270)
                                                                      -----------           -----------
           Net cash provided (used) by investing activities               17,129                (1,834)
                                                                      -----------           -----------
Cash flows from financing activities:
     Issuance of common stock                                              1,667                 1,105
     Tax benefit from exercise of stock options                                -                   139
                                                                      -----------           -----------
           Net cash provided by financing activities                       1,667                 1,244
                                                                      -----------           -----------

Effect of exchange rates on cash and cash equivalents                          3                     2
                                                                      -----------           -----------
Cash received from repayment of note                                           -                 5,000
                                                                      -----------           -----------
Net cash provided by discontinued operations                                   -                   624
                                                                      -----------           -----------

Net increase in cash and cash equivalents                                 18,766                 3,382

Cash and cash equivalents at beginning of period                           9,079                11,573
                                                                      -----------           -----------
Cash and cash equivalents at end of period                            $   27,845            $   14,955
                                                                      ===========           ===========
Supplemental non-cash activities:
     Stock dividend                                                   $        -            $    7,371
                                                                      ===========           ===========
     Conversion of deferred compensation to equity
          upon exercise of common stock options                       $      110            $       16
                                                                      ===========           ===========

                See accompanying notes to condensed consolidated financial statements

                                  PREVIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated unaudited financial statements of Previo, Inc. ("Previo" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended September 30, 1999. (On April 24, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc. Therefore, all filings and financial statements that are referenced were originally filed or reported under the Stac Software, Inc. name.) In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of March 31, 2000 and its results of operations for the three and six month periods ended March 31, 2000 and 1999, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2. LOSS PER SHARE: (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net loss remains the same for the calculations of basic EPS and diluted EPS. There were 920,956 and 205,983 dilutive securities outstanding for the quarters ended March 31, 2000 and March 31, 1999, respectively, and 783,454 and 396,736 dilutive securities outstanding for the six month periods ended March 31, 2000 and March 31, 1999, respectively. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended March 31, 2000 and 1999 is presented below.

                                     Three Months Ended                         Six Months Ended
                                       March 31, 2000                            March 31, 2000
                                       --------------                           ---------------

                                                        Per-Share                                       Per-Share
                          Net Loss         Shares         Amount            Net Loss         Shares       Amount
                          --------         ------         ------            --------         ------       ------
Net Loss                  $(2,309)                                           $(2,759)

Basic EPS                                  6,336          ($0.36)                            6,212        $(0.44)

Dilutive Securities                            -                                                 -
                                          -------                                           -------

Diluted EPS                                6,336          ($0.36)                            6,212        $(0.44)
                                          =======                                           =======

                                      Three Months Ended                       Six Months Ended
                                       March 31, 1999                            March 31, 1999
                                       --------------                            --------------

                                                        Per-Share                                       Per-Share
                          Net Loss         Shares         Amount            Net Loss         Shares       Amount
                          --------         ------         ------            --------         ------       ------

Net Income                $(188)                                             $(1,229)

Basic EPS                                  5,926          $(0.03)                            5,897        $(0.21)

Dilutive Securities                            -                                                 -
                                          -------                                           -------

Diluted EPS                                5,926          $(0.03)                            5,897        $(0.21)
                                          =======                                           =======


NOTE 3. STOCK OPTION PLAN SUMMARY (UNAUDITED)

The following is a summary of stock options outstanding at March 31, 2000:

                                                                   OPTIONS OUTSTANDING
                                                    -----------------------------------------------
                                                                         WEIGHTED-
                                                                          AVERAGE         WEIGHTED-
                                                                         REMAINING         AVERAGE
                                                                        CONTRACTUAL       EXERCISE
                                                        NUMBER         LIFE (YEARS)         PRICE
                                                        ------         ------------         -----
               Price Range
                    $1.64 - $2.72..............        261,965            4.72              $2.58
                    $3.08 - $3.36..............        645,141            6.36              $3.36
                    $3.50 - $5.16..............        456,073            8.69              $4.20
                    $5.19 - $7.60..............        276,408            7.20              $6.88
                    $8.62 - $26.00.............        199,553            8.14             $14.11
                                                    ----------
                    $1.64 - $26.00.............      1,839,140            7.02              $5.15
                                                    ==========

    The following is a summary of stock options exercisable at March 31, 2000:

                                                                    OPTIONS EXERCISABLE
                                                             ------------------------------
                                                                               WEIGHTED-
                                                                                AVERAGE
                                                                               EXERCISE
                                                                NUMBER           PRICE
                                                                ------           -----
               Price Range
                     $1.64 - $2.72......................        218,980          $2.55
                     $3.08 - $3.36......................        509,484          $3.36
                     $3.50 - $5.16......................        116,261          $4.18
                     $5.19 - $7.60......................        208,178          $7.19
                     $8.62 - $26.00.....................         74,823         $17.64
                                                             ----------
                     $1.64 - $26.00.....................      1,127,726          $4.94
                                                             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Previo, Inc.'s ("Previo" or "the Company") future results could differ materially from those discussed here. The Company expects its revenues to decrease and its quarterly results to fluctuate due to the re-focus of the Company and the discontinuation of its traditional product lines. Additional factors that could cause or contribute to differences in future results include but are not limited to: fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility"), in the Company's Form 10-K for the year ended September 30, 1999 and in the Company's Form 10-Q for the quarter ended December 31, 1999. (On April 24, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc. Therefore, all filings and financial statements that are referenced were originally filed or reported under the Stac Software, Inc. name.) Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.


OVERVIEW

         Previo was formerly known as Stac Software, Inc. ("Stac"), whose storage systems recovery software business was comprised of its Replica Tape and Replica Network Data Manager ("NDM") product lines. Replica Tape and Replica NDM were distributed business systems recovery software products, which enabled PC server, desktop and notebook replication and disaster recovery. Stac also developed and marketed ReachOut Enterprise ("ReachOut") remote communications software, a remote access software suite which allowed administrators and end users to access a PC using another PC through a network, the Internet, ISDN lines or modems.

         On April 25, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc, concurrent with a change in the Company's focus away from storage and remote access systems, to entrance into the emerging eSupport market space. The Company is now focused on developing and marketing high availability solutions for desktops, laptops, and mobile computing devices.

         Because of this change of focus, the Company is in the process of discontinuing the sale of its ReachOut and Replica Tape products, and is currently engaged in discussions with third parties for the sale or license of technology and other attributes associated with these products. The Company intends to retain the rights to such technology as is needed for incorporation into eSupport Essentials(TM). The Company may not be able to sell or license these technologies on favorable terms or at all.

         Previo's initial software offering, which the Company anticipates will become commercially available in July 2000, is eSupport Essentials. eSupport Essentials implements patented technology that permits the return of inoperable end-user computing devices to working condition with relative ease of use, while providing for the automated recovery of an entire computer system including the operating system, applications, individual user preferences and all end user data. The results are increased end-user uptime and service levels, faster problem resolution, and significant reductions in support costs and efforts. eSupport Essentials is based on the technology used in Replica NDM, which was introduced to selected customer sites in April 1998 and became commercially available in January 1999. eSupport Essentials builds on the technology introduced in Replica NDM and expands on it by adding features such as system roll-back, which allows users to restore their applications, data and user preferences to an earlier point-in-time as well as adding remote access capabilities (using the technology formerly used in ReachOut), which provides help-desk functionality.

         On May 1, 2000, the Company announced that it had signed an exclusive OEM agreement with Hewlett-Packard Company ("HP"). Under this agreement, Previo's eSupport Essentials will serve as the software application core for the HP SureStore AutoBackup family of products. These products represent off the shelf, turn-key solutions which provide the eSupport Essentials software pre-installed on an HP server appliance. Built on thin-server technology, the appliance captures changes to hard-drive content whenever a PC connects to the network. This automated process is transparent to end-users and does not interfere with other applications. This new class of solutions is designed to safeguard the high volume of business-critical data residing on mobile computers and networked desktop systems in workgroup environments.

         On December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn, Inc. ("Hi/fn") subsidiary to its stockholders. Hi/fn was a majority owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. As a result of the spin-off, Hi/fn has been accounted for as a discontinued operation in the Company's financial statements. Hi/fn is currently traded on Nasdaq under the symbol HIFN. Please refer to the December 8, 1998 General Form for Registration of Securities on Form 10 filed by Hi/fn with the SEC for a complete discussion of the spin-off transaction.

         The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this quarterly report.

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                                               Three Months Ended                Six Months Ended
                                                                   March 31,                         March 31,
                                                                   ---------                         ---------
                                                              2000            1999              2000           1999
                                                              ----            ----              ----           ----
Revenues                                                         100%           100%              100%           100%
Cost of revenues                                                  22              6                13              6
                                                           ----------     ----------         ---------     ----------
Gross margin                                                      78             94                87             94
                                                           ----------     ----------         ---------     ----------

Research and development                                          56             41                48             53
Sales and marketing                                              123             57                85             68
General and administrative                                        30             23                23             34
Restructuring                                                      -              -                 -             13
                                                           ----------     ----------         ---------     ----------
Total operating expenses                                         209            121               156            168
                                                           ----------     ----------         ---------     ----------

Operating loss                                                  (131)           (27)              (69)           (74)
Interest income                                                   20             12                16             14
                                                           ----------     ----------         ---------     ----------

Loss before income taxes                                        (111)           (15)              (53)           (60)

Benefit from income taxes                                          -             (9)               (1)           (27)
                                                           ----------     ----------         ---------     ----------

Net loss from continuing operations                             (111)            (6)              (52)           (33)

Net income from discontinued operations                            -              -                 -             14
                                                           ----------     ----------         ---------     ----------

Net loss                                                        (111)%           (6)%             (52)%          (19)%
                                                           ==========     ==========         =========     ==========

         REVENUES. Revenues decreased 38% to $2.1 million for the quarter ended March 31, 2000 from $3.4 million in the quarter ended March 31, 1999. Revenues decreased 17% to $5.3 million for the six months ended March 31, 2000 from $6.4 million in the comparable period of the prior fiscal year. As discussed above, during the March 2000 quarter, the Company initiated significant changes to its business strategy, including the planned discontinuation of sales of the ReachOut and Replica Tape products, in order to focus on positioning the Company in the eSupport market. This change in direction coupled with a decline in revenues from a major OEM partner for royalties associated with the Replica Tape product contributed to the decrease in revenues for the three and six month periods ended March 31, 2000. The Company expects current and future revenues to be significantly impacted by the discontinuance of the ReachOut and Replica Tape products.

         International sales are comprised primarily of software products and were $0.5 million, or 24% of revenues for the quarter ended March 31, 2000, and $1.3 million and 25% of revenues for the six months ended March 31, 2000, compared to $1.8 million, or 53% and $2.9 million or 45% of revenues in the quarter and six months ended March 31, 1999, respectively. The decrease in international revenues in the March 31, 2000 quarter from those in the comparable period of the prior fiscal year was primarily due to the the planned discontinuation of sales of the ReachOut and Replica Tape products, and the reduction in Replica Tape royalties as discussed above. The decrease in the six months ended March 31, 2000 compared to March 31, 1999 was due to the revenue reduction in the current quarter as discussed above, combined with suppressed sales during the December 31, 1999 quarter, which management believes was related to potential buyers postponing purchases of new software pending the start of the new calendar year. Previo markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of the user manuals, packaging, license fees, media and assembly associated with the Company's software products, and the costs of rendering product support services pursuant to paid service offerings. Gross margins were 78% for the quarter ended March 31, 2000 compared to 94% in the comparable quarter of the prior fiscal year, and were 87% for the six months ended March 31, 2000 compared to 94% for the same six months of fiscal 1999. The decrease in gross margin was primarily due to increased obsolescence reserves taken for box product inventory, related to the Company's planned discontinuation of sales of the ReachOut and Replica Tape products as discussed above.

         RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $1.2 million and $1.4 million for the quarters ended March 31, 2000 and March 31, 1999, respectively, and $2.5 million and $3.4 million for the six months ended March 31, 2000 and March 31, 1999, respectively. The decrease in research and development costs from the prior year's quarter was primarily due to lower employee-related costs in the current periods, related to the reallocation of resources among development facilities in conjunction with the restructuring discussed below. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, the research and development programs invested in by the Company may not be successful and any products resulting from such programs may not achieve market acceptance.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions and employment benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $2.6 million for the quarter ended March 31, 2000 and $1.9 million for the quarter ended March 31, 1999. These expenses were $4.5 million in the six months ended March 31, 2000 and $4.3 million in the comparable six months of the prior fiscal year. The increased spending in the quarter and six months ended March 31, 2000 from the prior year's comparable quarter and six month period is primarily due to spending related to the launch of the corporate repositioning discussed above. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense and are expected to increase in future quarters.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.6 million and $0.8 million for the quarters ended March 31, 2000 and March 31, 1999, respectively and $1.2 million and $2.2 million for the six months ended March 31, 2000 and March 31, 1999, respectively. The reduction in expenses in the six month period reflects lower salaries and non-recurring costs, both related to the Company's spin-off of its former Hi/fn, Inc. subsidiary.

         RESTRUCTURING. The restructuring charge of $0.8 million in the six months ended March 31, 1999 reflects $0.5 million of fixed assets abandoned and written off as a result of the restructuring, $0.2 million in severance costs and benefits, and $0.1 million in lease termination costs. The restructuring was initiated to better align the Company's costs and resources with the needs of a stand-alone, partner-focused software company.

         INTEREST INCOME. Interest income was $0.4 million for the quarters ended March 31, 2000 and 1999, respectively, $0.8 million for the six months ended March 31, 2000 and $0.9 million for the six months ended March 31, 1999.

         INCOME TAXES. The effective tax rates for the March 2000 and March 1999 quarters were based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years, if any. The effective income tax rates for the quarters ended March 31, 2000 and March 31, 1999 were 0% and 61%, respectively. The effective income tax rates for the six months ended March 31, 2000 and March 31, 1999 were 2% and 45%, respectively. The effective income tax rate for the quarter and six months ended March 31, 2000 reflects limitations on the availability of carry-back benefit for taxes paid in prior years. The effective tax rate for the six months ended March 31, 1999 reflects the non-deductible nature of certain costs associated with the Hi/fn spin-off transaction, for which, consistent with statutory guidelines, no tax benefit was recognized.

         QUARTERLY TRENDS. Fluctuations in quarterly results are expected to be significantly impacted by the cessation of revenues from discontinued product lines, and management does not expect the revenue streams from new product offerings to offset the decrease. Notwithstanding this the Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement usually has the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, the Company's current products may have a lengthy evaluation period before any purchase is made.

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

         OPERATING SYSTEMS. eSupport Essentials server component runs on Windows NT 4.0 server with client support for Windows 98, Windows 95, Windows NT workstations and Windows 2000 Professional. The Company expects to support Windows 2000 server by the end of calendar 2000. Future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

         COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS. The market for eSupport Essentials is competitive. Companies such as Connected Corporation, Support.com, Inc. and Motive Communications, Inc. have also made public their entrance into the eSupport arena. Competition for eSupport Essentials and any new products the Company may offer could result in a failure to establish significant sales volume, and/or price concessions that could prevent the Company from ever becoming profitable.

         Also, the Company's eSupport Essentials product may be perceived to compete with well established back-up products from Computer Associates, Inc., Veritas Software Corporation and Legato Systems, Inc., all of which have established channels of distribution and installed customer bases. The Company has entered into an OEM license with Hewlett-Packard Company ("HP") which authorizes HP to resell eSupport Essentials under certain conditions (see discussion in "Overview" section above). While the Company hopes to expand its sales and marketing reach through this agreement, the Company expects to realize less revenue per unit than it would if it sold the products itself. As a result, the Company could realize less revenue from sales of eSupport Essentials than it might have otherwise obtained by only directly selling eSupport Essentials. Also, eSupport Essentials is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing eSupport Essentials under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of eSupport Essentials will be necessary.

         STOCK PRICE VOLATILITY. Due to the factors noted above, the Company's future earnings and therefore, its stock price, may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls in the Company's earnings could be caused by shortfalls in revenues and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities increased by $1.0 million to $30.8 million at March 31, 2000 from those at September 30, 1999. The increase was primarily due to payments received for stock option exercises and the liquidation of accounts receivable balances, partially offset by cash used in general operations. Working capital decreased by $1.1 million to $28.4 million at March 31, 2000 from that at September 30, 1999.

         The Company believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated companies for at least the next twelve months.


YEAR 2000

         The Company has completed its Year 2000 plan as scheduled. The possibility of significant interruptions of normal operations has been reduced. To date, the Company's products, computing, and communications infrastructure systems have operated without Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Year 2000 related problems.

         The Company believes all its critical systems are Year 2000 compliant. However, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact the Company, and other similar uncertainties. If the Company or third parties customers or suppliers experience Year 2000 related problems, it could have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company's foreign currency risks are mitigated principally by maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's Subsidiary in the United Kingdom are kept in the local currencies for the European countries in which they do business, with excess funds transferred to Previo's offices in the United States for investment.

         The fair value of the Company's investments in marketable securities at March 31, 2000 was $2,972,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At March 31, 2000, the Company's portfolio was primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.

                            PART II-OTHER INFORMATION

ITEM 4. The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on March 8, 2000. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the 2001 Annual Meeting of Stockholders or until his successor is elected and (ii) ratified the selection of PricewaterhouseCoopers, LLP as the Company's independent accountants for the fiscal year ending September 30, 2000.

              The Company had 6,192,850 shares of Common Stock outstanding as of January 14, 2000, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 5,937,732 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

              PROPOSAL 1: ELECTION OF DIRECTORS
              ---------------------------------
                                                                 Voting Shares   Voting Shares
                                                                 in Favor        Withheld
                                                                 --------        --------
                          Director

                          Gary W. Clow                            5,919,709      18,023
                          Robert W. Johnson, Ph.D.                5,919,790      17,942
                          Antonio Perez                           5,918,790      18,942
                          Peter D. Schleider                      5,919,790      17,942
                          Corey M. Smith                          5,918,790      18,942
                          John T. Ticer                           5,919,790      17,942


              PROPOSAL 2:  RATIFICATION OF SELECTION OF PRICEWATERHOUSECOOPERS, LLP AS INDEPENDENT ACCOUNTANTS
              ------------------------------------------------------------------------------------------------

                          Votes in favor:                         5,923,365
                          Votes against:                              3,407
                          Abstentions:                               10,960

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                   27 Financial Data Schedule

         (b)  Reports on Form 8-K
                  Form 8-K filed May 2, 2000


Items 1,2,3 and 5 are not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                      PREVIO, INC.
                                            ------------------------------------


Date:  May 12, 2000                         /S/ CLIFFORD L. FLOWERS
                                            ------------------------------------
                                            Clifford L. Flowers
                                            (Vice President of Finance and
                                            Chief Financial Officer
                                            Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)