Form 10-Q
period 2000-06-30
PREVIO INC
filed 2000-08-14
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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

                  YES  |X|                      NO | |

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999.

Common Stock, par value $0.001 per share                        6,595,936 shares

                                  PREVIO, INC.


                                      INDEX


PART I.            FINANCIAL INFORMATION

        Item 1.    Financial Statements                                     PAGE
                                                                            ----
                   Condensed Consolidated Balance Sheets
                          as of June 30, 2000 and
                          September 30, 1999                                   3

                   Condensed Consolidated Statements of
                          Operations for the three and nine
                          months ended June 30, 2000 and 1999                  4

                   Condensed Consolidated Statements of Cash
                          Flows for the nine months ended
                          June 30, 2000 and 1999                               6

                   Notes to Condensed Consolidated Financial
                          Statements                                           7

        Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                           9

        Item 3.    Quantitative and Qualitative Discussion about
                             Market Risk                                      15


PART II.           OTHER INFORMATION

        Item 1.    Legal Proceedings                                        none

        Item 2.    Changes in Securities and use of Proceeds                none

        Item 3.    Defaults upon Senior Securities                          none

        Item 4.    Submission of Matters to a Vote of Security Holders      none

        Item 5.    Other Information                                        none

        Item 6.    Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                                    17


                                            PREVIO, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS)

                                               ASSETS

                                                                June 30,         September 30,
                                                                  2000               1999
                                                                  ----               ----
                                                              (UNAUDITED)

Current assets:
     Cash and cash equivalents                               $    27,791          $     9,079
     Marketable securities                                             -               20,711
     Accounts receivable, net                                        520                2,381
     Inventories                                                       -                  240
     Other current assets                                            684                  454
                                                             ------------         ------------
         Total current assets                                     28,995               32,865

Property and equipment, net                                        1,890                1,556
Other assets                                                         414                  452
                                                                                  ------------
                                                             ------------
                                                             $    31,299          $    34,873
                                                             ============         ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $     1,166          $     1,132
     Accrued expenses and other
       current liabilities                                         2,542                2,312
                                                             ------------         ------------
         Total current liabilities                                 3,708                3,444

Other liabilities                                                     17                  127
                                                             ------------         ------------
                                                                   3,725                3,571
                                                             ------------         ------------

Stockholders' equity
     Common stock at par value                                        10                    8
     Additional paid in capital                                   79,285               76,633
     Treasury stock                                              (41,347)             (41,347)
     Cumulative translation adjustment                                26                  (23)
     Accumulated deficit                                         (10,400)              (3,969)
                                                             ------------         ------------
         Total stockholders' equity                               27,574               31,302
                                                             ------------         ------------
                                                             $    31,299          $    34,873
                                                             ============         ============

           See accompanying notes to condensed consolidated financial statements


                                       PREVIO, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        (UNAUDITED)

                                        Three Months Ended       Nine Months Ended
                                              June 30,                June 30,
                                              --------                --------
                                          2000        1999        2000        1999
                                          ----        ----        ----        ----
Net revenues                           $  1,096    $  3,615    $  6,358    $  9,991

Cost of revenues                            143         259         849         656
                                       ---------   ---------   ---------   ---------

Gross margin                                953       3,356       5,509       9,335
                                       ---------   ---------   ---------   ---------

Operating expenses:
    Research and development              1,279       1,470       3,793       4,843
    Sales and marketing                   2,891       1,942       7,368       6,278
    General and administrative              928         645       2,144       2,800
    Restructuring                             -           -           -         822
                                       ---------   ---------   ---------   ---------

        Total operating expenses          5,098       4,057      13,305      14,743
                                       ---------   ---------   ---------   ---------

Operating loss                           (4,145)       (701)     (7,796)     (5,408)

Interest income                             473         334       1,303       1,194
                                       ---------   ---------   ---------   ---------

Loss before income taxes                 (3,672)       (367)     (6,493)     (4,214)

Provision (benefit) for income taxes          -         196         (62)     (1,537)
                                       ---------   ---------   ---------   ---------

Loss from continuing operations          (3,672)       (563)     (6,431)     (2,677)

Discontinued operations:
Income from discontinued operations,
   net of taxes of $550                       -           -           -         885
                                       ---------   ---------   ---------   ---------

Net loss                               $ (3,672)   $   (563)   $ (6,431)   $ (1,792)
                                       =========   =========   =========   =========

Loss per common share, basic:
Loss from continuing operations        $  (0.56)   $  (0.09)   $  (1.02)   $  (0.45)
Income from discontinued operations        0.00        0.00        0.00        0.15
Net loss                                  (0.56)      (0.09)      (1.02)      (0.30)


Loss per common share, diluted:
Loss from continuing operations        $  (0.56)   $  (0.09)   $  (1.02)   $  (0.45)
Income from discontinued operations        0.00        0.00        0.00        0.15
Net loss                                  (0.56)      (0.09)      (1.02)      (0.30)

Weighted average common shares
    outstanding, basic                     6,503      5,937        6,288      5,910

Weighted average common shares
    outstanding, diluted                   6,503      5,937        6,288      5,910


      See accompanying notes to condensed consolidated financial statements


                                            PREVIO, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS; UNAUDITED)

                                                                         Nine Months Ended
                                                                              June 30,
                                                                              --------
                                                                      2000                  1999
                                                                      ----                  ----
Cash flows from operating activities:
     Net loss                                                    $   (6,431)           $   (1,792)
     Adjustments required to reconcile net loss
        to net cash used by operating activities:
        Depreciation and amortization                                   977                 1,345
        Stock-based compensation                                         57                     -
        Loss on disposals of property and equipment                       -                   554
     Changes in assets and liabilities:
        Accounts receivable                                           1,861                (1,179)
        Inventories                                                     240                   (30)
        Other assets                                                   (222)                 (199)
        Accounts payable                                                 34                  (321)
        Income taxes receivable                                           -                  (189)
        Accrued expenses and other current liabilities                  230                  (696)
                                                                 -----------           -----------
           Net cash used by operating activities                     (3,254)               (2,507)
                                                                 -----------           -----------

Cash flows from investing activities:
     Purchases of marketable securities                              (8,289)              (27,092)
     Sales of marketable securities                                  29,000                30,500
     Purchases of property and equipment                             (1,281)                 (340)
                                                                 -----------           -----------
           Net cash provided by investing activities                 19,430                 3,068
                                                                 -----------           -----------

Cash flows from financing activities:
     Issuance of common stock                                         2,487                 1,191
     Tax benefit from exercise of stock options                           -                   161
                                                                 -----------           -----------
           Net cash provided by financing activities                  2,487                 1,352
                                                                 -----------           -----------

Effect of exchange rates on cash and cash equivalents                    49                     4
                                                                 -----------           -----------
Cash received from repayment of note                                      -                 5,000
                                                                 -----------           -----------
Net cash provided by discontinued operations                              -                   624
                                                                 -----------           -----------

Net increase in cash and cash equivalents                            18,712                 7,541

Cash and cash equivalents at beginning of period                      9,079                11,573
                                                                 -----------           -----------
Cash and cash equivalents at end of period                       $   27,791            $   19,114
                                                                 ===========           ===========
Supplemental non-cash activities:
     Stock dividend                                              $        -            $    7,371
                                                                 ===========           ===========
     Conversion of deferred compensation to equity
          upon exercise of common stock options                  $      110            $       19
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

The accompanying condensed consolidated unaudited financial statements of Previo, Inc. ("Previo" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended September 30, 1999. (On April 25, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc. Therefore, all filings and financial statements that are referenced were originally filed or reported under the Stac Software, Inc. name.) In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of June 30, 2000 and its results of operations for the three and nine month periods ended June 30, 2000 and 1999, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2. LOSS PER SHARE: (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)
        --------------

Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net loss remains the same for the calculations of basic EPS and diluted EPS. The following securities were excluded from the calculation because they are anti-dilutive: 658,107 and 601,345 for the quarters ended June 30, 2000 and June 30, 1999, respectively, and 748,273 and 473,899 for the nine month periods ended June 30, 2000 and June 30, 1999, respectively. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended June 30, 2000 and 1999 is presented below.


                                    Three Months Ended                        Nine Months Ended
                                       June 30, 2000                             June 30, 2000
                                       -------------                            --------------
                                                        Per-Share                                       Per-Share
                          Net Loss         Shares         Amount            Net Loss      Shares         Amount
                          --------         ------         ------            --------      ------         ------
Net Loss                  $(3,672)                                          $(6,431)

Basic EPS                                  6,503          ($0.56)                         6,288          $(1.02)

Dilutive Securities                            -                                              -
                                           ------                                         ------

Diluted EPS                                6,503          ($0.56)                         6,288          $(1.02)
                                           ======                                         ======



                                    Three Months Ended                        Nine Months Ended
                                       June 30, 1999                             June 30, 1999
                                       -------------                             -------------
                                                        Per-Share                                       Per-Share
                          Net Loss         Shares         Amount            Net Loss      Shares         Amount
                          --------         ------         ------            --------      ------         ------
Net Loss                  $  (563)                                          $(1,792)

Basic EPS                                  5,937          $(0.09)                         5,910          $(0.30)

Dilutive Securities                            -                                              -
                                           ------                                         ------

Diluted EPS                                5,937          $(0.09)                         5,910          $(0.30)
                                           ======                                         ======

NOTE 3. STOCK OPTION PLAN SUMMARY (UNAUDITED)
        -------------------------

The following is a summary of stock options outstanding at June 30, 2000:

                                                                   OPTIONS OUTSTANDING
                                                       ---------------------------------------------
                                                                       WEIGHTED-
                                                                        AVERAGE         WEIGHTED-
                                                                       REMAINING         AVERAGE
                                                                      CONTRACTUAL        EXERCISE
                                                        NUMBER        LIFE (YEARS)        PRICE
                                                       --------       ------------      ----------
               Price Range
                    $1.64 - $2.60..............        194,165            3.14              $2.52
                    $2.72 - $3.36..............        567,645            6.17              $3.34
                    $3.50 - $5.81..............        660,790            8.79              $5.00
                    $5.87 - $7.60..............        622,767            8.87              $6.44
                    $8.19 - $12.88.............        257,103            9.55              $9.93
                                                    ----------
                    $1.64 - $12.88.............      2,302,470            7.77              $5.32
                                                    ==========

    The following is a summary of stock options exercisable at June 30, 2000:

                                                                   OPTIONS EXERCISABLE
                                                              -----------------------------
                                                                                 WEIGHTED-
                                                                                  AVERAGE
                                                                                 EXERCISE
                                                                NUMBER             PRICE
               Price Range                                    -----------        ----------
                     $1.64 - $2.60......................        194,165             $2.53
                     $2.72 - $3.36......................        501,672             $3.35
                     $3.50 - $5.81......................        170,689             $4.53
                     $5.88 - $7.60......................        168,675             $7.59
                     $8.19 - $12.88.....................         11,047             $9.57
                                                             -----------
                     $1.64 - $12.88.....................      1,046,248             $4.14
                                                             ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Previo, Inc.'s ("Previo" or "the Company") future results could differ materially from those discussed here. During the quarter ended June 30, 2000 the Company experienced decreased revenues and operating results due to the discontinuation of its traditional software products. The Company expects its quarterly results to fluctuate due to the re-focus of the Company and the discontinuation and divestiture of its legacy products. Additional factors that could cause or contribute to differences in future results include but are not limited to: fluctuations in the Company's operating results, new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility"), in the Company's Form 10-K for the year ended September 30, 1999 and in the Company's Form 10-Q for the quarters ended December 31, 1999 and March 31, 2000. (On April 25, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc. Therefore, some of the filings and financial statements that are referenced were originally filed or reported under the Stac Software, Inc. name.) Due to these fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.


OVERVIEW

         Previo, formerly known as Stac Software, Inc. ("Stac"), was a storage systems recovery software business comprised of its Replica Tape and Replica Network Data Manager ("NDM") product lines. Replica Tape and Replica NDM were distributed business systems recovery software products, which enabled PC server, desktop and notebook replication and disaster recovery. Stac also developed and marketed ReachOut Enterprise ("ReachOut") remote communications software, a remote access software suite which allowed administrators and end users to access a PC using another PC through a network, the Internet, ISDN lines or modems.

         On April 25, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc, concurrent with a change in the Company's focus away from storage and remote access systems, to entrance into the emerging eSupport market space. The Company is now focused on developing and marketing high availability solutions for desktops, laptops, and mobile computing devices.

         Because of this change of business focus, the Company has discontinued the sale of its ReachOut and Replica Tape products, and is currently engaged in discussions with third parties for the sale or license of technology and other attributes associated with these products. The Company intends to retain the rights to such technology as is needed for incorporation into eSupport Essentials (TM). The Company may not be able to sell or license these technologies on favorable terms or at all.

         Previo's initial software offering, which the Company anticipates will become commercially available in August 2000, is eSupport Essentials. eSupport Essentials implements patented technology that permits the return of inoperable end-user computing devices to working condition with relative ease of use, while providing for the automated recovery of an entire computer system including the operating system, applications, individual user preferences and all end user data. The results are increased end-user uptime and service levels, faster problem resolution, and significant reductions in support costs and efforts. eSupport Essentials is based on the technology used in the Company's former product, Replica NDM, which was introduced to selected customer sites in April 1998 and became commercially available in January 1999. eSupport Essentials builds on the technology introduced in Replica NDM and expands on it by adding features such as system roll-back, which allows users to restore their applications, data and user preferences to an earlier point-in-time as well as adding remote access capabilities (using the technology formerly used in ReachOut), which provides additional functionality targeted at the enterprise help-desk market.

         On May 1, 2000, the Company announced that it had signed an exclusive OEM agreement with Hewlett-Packard Company ("HP"). Under this agreement, Previo's eSupport Essentials will serve as the software application core for the HP SureStore AutoBackup family of products. These products represent off the shelf, turn-key solutions which provide core features of the eSupport Essentials software pre-installed on an HP server appliance. Built on thin-server technology, the appliance captures changes to hard-drive content whenever a PC connects to the network. This automated process is transparent to end-users and does not interfere with other applications. This new class of solutions is designed to safeguard the high volume of business-critical data residing on mobile computers and networked desktop systems in workgroup environments.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                                Three Months Ended          Nine Months Ended
                                                     June 30,                    June 30,
                                                     --------                    --------
                                               2000          1999           2000          1999
                                               ----          ----           ----          ----
Revenues                                        100%          100%          100%          100%
Cost of revenues                                 13             7            13             7
                                               -----         -----         -----         -----
Gross margin                                     87            93            87            93
                                               -----         -----         -----         -----

Research and development                        117            41            59            48
Sales and marketing                             264            54           116            63
General and administrative                       84            18            34            28
Restructuring                                     -             -             -             8
                                               -----         -----         -----         -----
Total operating expenses                        465           113           209           147
                                               -----         -----         -----         -----

Operating loss                                 (378)          (20)         (122)          (54)
Interest income                                  43             9            20            12
                                               -----         -----         -----         -----

Loss before income taxes                       (335)          (11)         (102)          (42)

Provision (benefit) from income taxes             -             5            (1)          (15)
                                               -----         -----         -----         -----

Net loss from continuing operations            (335)          (16)         (101)          (27)

Net income from discontinued operations           -             -             -             9
                                               -----         -----         -----         -----

Net loss                                       (335)%         (16)%        (101)%         (18)%
                                               =====         =====         =====         =====

         REVENUES. Revenues decreased 70% to $1.1 million for the quarter ended June 30, 2000 from $3.6 million in the quarter ended June 30, 1999. Revenues decreased 36% to $6.4 million for the nine months ended June 30, 2000 from $10.0 million in the comparable period of the prior fiscal year. As discussed above, the Company initiated significant changes to its business strategy, including the planned discontinuation of sales of the ReachOut and Replica Tape products, in order to focus on positioning the Company in the eSupport market. (Although the Company is no longer actively marketing these products, the June 30, 2000 quarter does include revenues generated by ReachOut and Replica Tape sales.) This change in direction coupled with a decline in revenues from a major OEM partner for royalties associated with the Replica Tape product contributed to the decrease in revenues for the three and nine month periods ended June 30, 2000. The Company expects current and future revenues to be significantly impacted by the discontinuance of the ReachOut and Replica Tape products.

         International sales are comprised primarily of software products and were $0.2 million, or 22% of revenues for the quarter ended June 30, 2000, and $1.5 million and 23% of revenues for the nine months ended June 30, 2000, compared to $1.3 million, or 37% and $4.2 million or 42% of revenues in the quarter and nine months ended June 30, 1999, respectively. The decrease in international revenues in the June 30, 2000 quarter from those in the comparable period of the prior fiscal year was primarily due to the the planned discontinuation of sales of the ReachOut and Replica Tape products, and the reduction in Replica Tape royalties as discussed above. The decrease in the nine months ended June 30, 2000 compared to June 30, 1999 was due to the revenue reduction in the current quarter as discussed above, combined with suppressed sales during the December 31, 1999 quarter, which management believes was related to potential buyers postponing purchases of new software pending the start of the new calendar year. Previo markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of the user manuals, packaging, license fees, media and assembly associated with the Company's software products, and the costs of rendering product support services pursuant to paid service offerings. Gross margins were 87% for the quarter ended June 30, 2000 compared to 93% in the comparable quarter of the prior fiscal year, and were 87% for the nine months ended June 30, 2000 compared to 93% for the same nine months of fiscal 1999. The decrease in gross margins from the quarter ended June 30, 1999 to those in the quarter ended June 30, 2000 was primarily due to the larger portion of support costs being allocated to cost of sales. These costs were previously included as Sales and Marketing operating expenses. Further, there is at this time a relatively large amount of support costs indicative of excess support capacity relative to revenues in this early stage of the eSupport Essentials business. The decrease in gross margin in the nine months ended June 30, 2000 from the nine months ended June 30, 1999 was primarily due to increased obsolescence reserves taken for box product inventory, related to the Company's planned discontinuation of sales of the ReachOut and Replica Tape products as discussed above and, to a lesser extent, the support cost accounting referred to above.

         RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $1.3 million and $1.5 million for the quarters ended June 30, 2000 and June 30, 1999, respectively, and $3.8 million and $4.8 million for the nine months ended June 30, 2000 and June 30, 1999, respectively. The decrease in research and development costs from the prior year's quarter and nine month period was primarily due to lower employee-related costs in the current periods, related to the Company's shift to exclusively focusing on the eSupport market. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, the research and development programs invested in by the Company may not be successful and any products resulting from such programs may not achieve market acceptance.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions and employment benefits of sales, marketing and customer support personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $2.9 million for the quarter ended June 30, 2000 and $1.9 million for the quarter ended June 30, 1999. These expenses were $7.4 million in the nine months ended June 30, 2000 and $6.3 million in the comparable nine months of the prior fiscal year. The increased spending in the quarter and nine months ended June 30, 2000 from the prior year's comparable quarter and nine month period is primarily due to the staffing of the Company's enterprise sales organization and increased marketing and research costs incurred in the development and implementation of the corporation's new market entry strategy and its focus on identifying emerging market opportunities. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense and are expected to increase in future quarters.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.9 million and $0.6 million for the quarters ended June 30, 2000 and June 30, 1999, respectively, and $2.1 million and $2.8 million for the nine months ended June 30, 2000 and June 30, 1999, respectively. The higher costs in the June 2000 quarter than in the June 1999 quarter are primarily due to higher legal fees and related one-time charges during the quarter. The reduction in expenses in the nine month period reflects lower salaries and non-recurring costs, both related to the Company's spin-off of its former Hi/fn, Inc. subsidiary in December 1998.

         RESTRUCTURING. The restructuring charge of $0.8 million in the nine months ended June 30, 1999 reflects $0.5 million of fixed assets abandoned and written off as a result of the restructuring, $0.2 million in severance costs and benefits, and $0.1 million in lease termination costs. The restructuring was initiated to better align the Company's costs and resources with the needs of a stand-alone, partner-focused software company.

         INTEREST INCOME. Interest income was $0.5 million and $0.3 million for the quarters ended June 30, 2000 and 1999, respectively, $1.3 million for the nine months ended June 30, 2000 and $1.2 million for the nine months ended June 30, 1999. The increase in interest income for the three and nine month periods ended June 30, 2000 over those periods ended June 30, 1999 is due to higher interest rates as well as higher average cash balances.

         INCOME TAXES. The effective tax rates for the June 2000 and June 1999 quarters were based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years, if any. The effective income tax rate for the quarter ended June 30, 2000 was 0%. The provision recorded in the quarter ended June 30, 1999 reflected an adjustment to the forecast that resulted in limitations imposed on the Company's ability to recognize tax benefit because of Alternative Minimum Tax regulations. The effective income tax rates for the nine months ended June 30, 2000 and June 30, 1999 were 1% and 36%, respectively. The effective income tax rate for the quarter and nine months ended June 30, 2000 reflects limitations on the availability of carry-back benefit for taxes paid in prior years. The effective tax rate for the nine months ended June 30, 1999 reflects the non-deductible nature of certain costs associated with the Hi/fn spin-off transaction, for which, consistent with statutory guidelines, no tax benefit was recognized.

         QUARTERLY TRENDS. Fluctuations in quarterly results are expected to be significantly impacted by the cessation of revenues from discontinued product lines, ReachOut and Replica Tape, and management does not expect the revenue streams from new product offerings to offset the decrease. Notwithstanding this the Company historically has experienced significant fluctuations in its revenues and operating results, including net income, and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement usually has the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, the Company's eSupport Essentials product offering may have a lengthy evaluation period before any purchase is made.

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

         OPERATING SYSTEMS. eSupport Essentials server component runs on Windows NT 4.0 Server with client support for Windows 98, Windows 95, Windows NT Workstations and Windows 2000 Professional. The Company expects to support Windows 2000 server during calendar 2001. Future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

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

         Also, the Company's eSupport Essentials product may be perceived to compete with well established back-up products from Computer Associates, Inc., Veritas Software Corporation and Legato Systems, Inc., all of which have established channels of distribution and installed customer bases. The Company has entered into an OEM license with Hewlett-Packard Company ("HP") which authorizes HP to resell core eSupport Essentials technology under certain conditions (see discussion in "Overview" section above). While the Company hopes to expand its sales and marketing reach through this agreement, the Company expects to realize less revenue per unit than it would if it sold the products itself. As a result, the Company could realize less revenue from its relationship with HP than it might have otherwise obtained by only directly selling eSupport Essentials. Also, eSupport Essentials is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing eSupport Essentials under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of eSupport Essentials will be necessary.

         STOCK PRICE VOLATILITY. Due to the factors noted above, the Company's future earnings and therefore, its stock price has been and may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls in the Company's earnings could be caused by shortfalls in revenues and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities decreased by $2.0 million to $27.8 million at June 30, 2000 from those at September 30, 1999. The decrease was primarily due to cash used in general operations, partially offset by payments received for stock option exercises and the liquidation of accounts receivable balances. Working capital decreased by $4.1 million to $25.3 million at June 30, 2000 from that at September 30, 1999.

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

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable

ITEM 5.  OTHER INFORMATION
         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                   27 Financial Data Schedule

         (b) Report on Form 8-K filed on May 2, 2000 in connection with the name change of the Company from Stac Software, Inc. to Previo, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.






                                                       Previo, Inc.


Date:  August 11, 2000                            /S/ CLIFFORD L. FLOWERS
                                            ------------------------------------
                                                     Clifford L. Flowers
                                               (Vice President of Finance and
                                                   Chief Financial Officer
                                             Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)