Form 10-K
period 2000-09-30
PREVIO INC
filed 2000-12-22
CIK 885073

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2000

--------------------------------------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________
--------------------------------------------------------------------------------

                           Commission File No. 0-20095

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

       Registrant's telephone number, including area code: (858) 794-3789

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 14, 2000 was $17,943,415.*

The number of shares outstanding of the Registrant's Common Stock was 6,843,803 as of December 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Shareholders to be held on March 7, 2001 (the "2001 Annual Meeting") is incorporated herein by reference into Part III of this Report.


                                  ------------

* Excludes the Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding at December 11, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. PREVIO, INC.'S ("PREVIO" OR "THE COMPANY") FUTURE RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES IN FUTURE RESULTS INCLUDE BUT ARE NOT LIMITED TO:
FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS, NEW PRODUCT INTRODUCTIONS BY THE COMPANY, MARKET ACCEPTANCE OF THE COMPANY'S NEW PRODUCT INTRODUCTIONS, NEW PRODUCT INTRODUCTIONS BY COMPETITORS, TECHNOLOGICAL CHANGES IN THE PERSONAL COMPUTER AND COMMUNICATIONS INDUSTRIES, UNCERTAINTIES REGARDING INTELLECTUAL PROPERTY RIGHTS AND THE OTHER FACTORS REFERRED TO HEREIN (INCLUDING, BUT NOT LIMITED TO, THE FACTORS DISCUSSED BELOW IN "OPERATING SYSTEMS" AND "COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS," AND UNDER "REVENUES," "QUARTERLY TRENDS," "SEASONALITY," AND "STOCK PRICE VOLATILITY" IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

    Previo's business is focused on developing and marketing software products that provide automated resolution to problems and the protection/recovery of data for desktop and notebook computers used by corporate enterprises. These products are used by helpdesks and desktop support organizations (generally part of an enterprise's information technology ("IT") group) to provide better service to the enterprise's employees. Previo's products resolve many kinds of problems more quickly than a technician would be able to using ordinary diagnosis and repair techniques. The types of problems addressed include corrupted software or data, user errors, configuration problems, application conflicts, virus attacks, accidentally deleted files, hard disk failures, and lost or stolen personal computers ("PCs"). Simultaneously these products lower the cost of fixing the problems by reducing the overall amount of technician time involved, by lowering the skill level required by the technician, and by resolving more trouble calls during the first contact.

    On April 25, 2000, the Company changed its name from Stac Software, Inc., ("Stac") to Previo concurrent with a change in the Company's focus away from storage and remote access systems, to enter into the emerging eSupport market space. Stac's business was focused on storage systems recovery software with its Replica Tape and Replica Network Data Manager ("NDM") product lines. Replica Tape and Replica NDM were distributed business systems recovery software products, which enabled PC server, desktop and notebook replication and disaster recovery. Stac also developed and marketed ReachOut Enterprise ("ReachOut") remote communications software, a remote access software suite which allowed administrators and end users to access a PC using another PC through a network, the Internet, ISDN lines or modems.

    Because of this change of business focus, the Company has largely discontinued the sale of its ReachOut and Replica Tape products, and has consummated agreements with third parties for the sale or license of technology and other attributes associated with these products. The Company has and intends to continue to retain the rights to such technology as is needed for incorporation into its current ESUPPORT ESSENTIALS (TM) product line.

    Previo began shipping software under the ESUPPORT ESSENTIALS brand in May 2000. ESUPPORT ESSENTIALS implements patented technology that permits the return of inoperable PCs (both desktops and notebooks) to working condition with relative ease of use, while providing for the automated recovery of an entire computer system including the operating system, applications, individual user preferences and all end user data. The results are increased end-user uptime and service levels, faster problem resolution, and significant reductions in support costs and efforts. ESUPPORT ESSENTIALS is based on the technology used in the Company's former product, Replica NDM, which was introduced to selected customer sites in April 1998 and became commercially available in January 1999. ESUPPORT ESSENTIALS builds on the technology introduced in Replica NDM and expands on it by adding features such as system roll-back, which allows users to restore their applications, data and user preferences to an earlier point-in-time as well as adding remote access capabilities (using the technology formerly used in ReachOut), which provides additional functionality targeted at the enterprise helpdesk market.

    On May 1, 2000, the Company announced that it had signed an exclusive OEM agreement with Hewlett-Packard Company ("HP"). Under this agreement, Previo's ESUPPORT ESSENTIALS will serve as the software application core for the HP SureStore AutoBackup family of products. These products represent off the shelf, turnkey solutions that provide core features of the ESUPPORT ESSENTIALS software pre-installed on an HP server appliance. Built on thin-server technology, the appliance captures changes to hard-drive content whenever a PC connects to the network. This automated process is transparent to end-users and does not interfere with other applications. This new class of solutions is designed to safeguard the high volume of business-critical data residing on mobile computers and networked desktop systems in workgroup environments.

    As mentioned above, on April 25, 2000, the Company changed its name to Previo, Inc., from Stac Software, Inc., by way of a merger of its wholly-owned subsidiary Previo, Inc., with and into the Company, pursuant to the Delaware General Corporation Law. References in this Report on Form 10-K to Stac Software, Inc. or Stac, Inc. mean the Company. The Company's symbol on the NASDAQ's Stock Market National Market System, "STAC", was changed to "PRVO" in connection with the name change.

    On December 16, 1998, the Company changed its name to Stac Software, Inc., from Stac, Inc., by way of a merger of its wholly owned subsidiary Stac Software, Inc., with and into the Company, pursuant to the Delaware General Corporation Law.

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

    Previo received royalties from Microsoft and IBM Corporation ("IBM") for licenses of its data compression technology from June 1994 through January 1998 after which the royalties became paid in full. The Company does not expect further revenues from these agreements. The royalties, net of taxes paid, were reinvested in the ReachOut and Replica products, and, more recently, the ESUPPORT ESSENTIALS products that have replaced the Company's former Stacker disk-compression products.

BACKGROUND

ESUPPORT

    eSupport is a growing market segment that centers on keeping PC users operational, while at the same time reducing the escalating costs of the helpdesk organizations responsible for this effort by the use of automation. eSupport solutions are designed to provide helpdesk personnel as well as end-users with tools to solve the majority of computer support issues. Problems that once took extended periods to address and fix, or required expensive second-level escalation, can be handled by less-skilled staff or end-users themselves. The benefits to companies include increased end-user satisfaction, higher helpdesk morale, and more effective deployment of scarce technical personnel. While eSupport technologies can be directed at supporting either internal enterprise PC users (employees) or external enterprise PC users (customers), Previo's products are focused on the internal enterprise PC users only.

    The market research firm International Data Corp. (IDC) estimates that the eSupport market will grow from $3.1 billion in 1999 to $14.2 billion in 2003. It predicts that this will expand to represent 43% of the total IT support market in the near future. Helpdesk 2000, the leading industry organization, reports that 75% of all organizations have plans to implement an eSupport strategy by 2001.

    The increasing need for eSupport technology for supporting enterprise employees has been driven by a variety of factors. Today large enterprises have on average more PCs per employee than just a few years ago. Further, an increasing number of these computers are notebook models which are more prone to loss or damage, or are more dependent upon support simply because they are often physically removed from the helpdesk organization. What were once adjunct devices for assisting and simplifying the tasks of employees, desktop and notebook computers are now essential workplace tools. At the same time that PCs are proliferating, so is their diversity. Users commonly download or otherwise install applications, software components and data without the knowledge or control of central IT organizations. As hard disk storage sizes increase (at over 50% per year), the opportunity for increased complexity and diversity increases even more. The inevitable result is that there are more and more PCs used by corporate employees that have unique characteristics, for which their uptime and operability are critical to the employees' ability to perform their jobs. The failure of these PCs can result in lost revenues, missed opportunities and a variety of other business setbacks.

    Industry analysts are predicting that over time eSupport will mature into a hierarchy of technologies. In the first layer, the computer proactively diagnoses and preemptively fixes itself. In the next layer, a PC user can determine and resolve problems him or herself through self-repair technology and automatic diagnosis. The last layer automates the process of helpdesk technicians remotely accessing and servicing a PC much more quickly and certainly than was previously possible.

    To date however, a gap has remained between the promise of these eSupport high-level concepts and the reality of the technology and effort required by the enterprise to support its PCs. The crux of the eSupport challenge is in the human resource cost necessary to implement an effective eSupport technology - one that can keep enterprise PC users working with a minimum of downtime and IT effort. We believe that Previo's products fill this gap today.

PREVIO'S ESUPPORT ESSENTIALS

    Previo focuses on returning the user's system to working condition as quickly as possible rather than diagnosing or surgically fixing a specific technology problem. Its ESUPPORT ESSENTIALS product line uses patented technology to swiftly and certainly return an inoperable desktop or notebook computer to pre-problem working condition with minimal effort. The ESUPPORT ESSENTIALS software accomplishes this by taking snapshots of the system hard disk and storing the compressed information in a network repository. The computer can then be automatically and transparently "rolled-back" to a pre-problem state at any time while preserving all of the data, as well as the user's own unique preference settings. If permitted, non-technical users can safely and quickly solve their own problems without involving the helpdesk, reducing costly "first calls" or support escalations. Alternatively, support desk personnel can remotely access the PC to handle installations, configuration tasks, or training without requiring expensive "desk-side" visits.

    The ESUPPORT ESSENTIALS snapshot automatically captures all of the information on the system hard disk: operating system, system preferences, applications and end-user data. Rather than expending scarce and expensive technician time to diagnose, pinpoint and resolve the specific problem, ESUPPORT ESSENTIALS simply puts the PC back into a condition that is known to be functional - simple, direct, fast and sure.

    A common usage scenario involves a user whose PC worked without any interruption three months ago, last month, last week and yesterday -- but not today -- due to some software problem. The traditional approach is to try to solve the problem by trial and error, installing application fixes, changing preferences and settings, and further investigation. Previo's approach is to simply return the system to yesterday's working condition - while preserving today's data. Where applicable, further investigation to identify or resolve recurring problems can be done off-line while the end-user is back in business. The Previo approach keeps the enterprise's end-user productivity flowing, protecting the availability of the PCs that reside across the expanses of the extended enterprise.

STRATEGY

    Previo's strategy is to provide automated software solutions for helpdesk and information systems managers of large enterprises to help them better manage and resolve issues impacting the operability of the PCs within the organization, exploiting where applicable, the use of the Internet to enable communications for non-networked personnel. The Company is partnering with other OEM software developers, systems integrators and resellers to provide complete IT and helpdesk management solutions for enterprises. The Company currently has strategic alliances with Peregrine Systems, Inc., Remedy Corporation, Miramar Systems ("Miramar") and HP.

    The Company intends to implement this strategy as may be required through a combination of strategic technology acquisitions, technology licensing agreements and internal product development. In November 2000, the Company announced an agreement whereby Previo would incorporate Miramar's Desktop DNA into Previo's eSupport Essentials to provide enterprise-class migration support for helpdesk automation.

    In addition to the perpetual enterprise licenses sold by Previo, the Company intends to deploy its eSupport Essentials software through a subscription based, managed service. The first pilot deployments for this business model are expected to begin in the second quarter of fiscal 2001.

    From time to time the Company considers potential strategic alternatives. However, there is no assurance that any such transaction will ever occur or even if such a transaction were to occur, that it would be successful.

PRODUCTS

    The Company currently sells its ESUPPORT ESSENTIALS software to enterprises through perpetual license agreements.

    The following table shows the Company's principal product and its pricing as of December 2000.

                                                                                  DATE OF
      PRODUCT                     DESCRIPTION            SUGGESTED PRICE      FIRST SHIPMENT
      -------                     -----------            ---------------      --------------
ESUPPORT ESSENTIALS       Automated software providing   $120 per client,     May 2000
SNAPSHOT CLIENT AGENT     high availability for          at 999 client
                          Windows-based client           licenses
                          desktops, remote PC's and
                          notebooks.

RESEARCH AND DEVELOPMENT

    The market for the Company's product is characterized by rapid technological change, requiring continuous investment to develop and bring to market new features and functionality and logical extensions to this product line. The Company has invested the majority of its software development resources in its ESUPPORT ESSENTIALS product line over the past fiscal year. The Company believes that significant factors in its future success will be its ability to identify and respond to customer needs, to enhance its existing products, to introduce new products on a timely and cost-effective basis, to provide integration and interoperability with major brands of helpdesk call center software, to extend its core technology into new platforms and applications and to anticipate and respond to emerging standards and other technological changes.

    The Company intends to continue to develop its software as market conditions warrant and to invest in the development or acquisition of new products. Foreign language versions of products will be developed as market conditions warrant. The Company's research and development is conducted primarily by its internal product development staff and through contractors. Research and development expenses were $5.0 million in fiscal 2000, $6.2 million in 1999 and $7.6 million in 1998, which represented 64%, 44% and 39% of revenues in those periods, respectively.

SALES AND MARKETING

    The Company markets and sells its product domestically and internationally (through Previo Europe, Limited ("Previo Europe"), a wholly-owned subsidiary of the Company). The Company sells its products principally through its internal sales and marketing staffs which, primarily with partners, corporate resellers, value added resellers and systems integrators, sell to corporations, government entities and other enterprises.

    International sales accounted for revenues of $1.7 million, $5.8 million and $4.8 million in fiscal 2000, 1999 and 1998, respectively. Technical support for Previo products is provided by Previo, Previo Europe or through contracts with third parties. Previo provides customer support to customers who purchase support and maintenance agreements. The Company's international operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, currency exchange rates, tariffs and taxes, export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, and political and economic instability.

    In addition to the above channels used for marketing and selling the Company's software, the Company licenses its technology and/or software to software and hardware OEMs such as Legato Systems, Inc. ("Legato") and HP for incorporation into their own products.

COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS

    The market for ESUPPORT ESSENTIALS is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Companies such as Support.com, Connected Corporation and Motive Communications, Inc. have also made public their entrance into the eSupport arena. Competition for ESUPPORT ESSENTIALS and any new products the Company may offer could result in a failure to establish significant sales volume, and/or price concessions that could prevent the Company from ever becoming profitable.

    Also, the Company's ESUPPORT ESSENTIALS product may be perceived to compete with well established back-up products from Computer Associates, Inc., Veritas Software Corporation and Legato, all of which have established channels of distribution and installed customer bases. The Company has entered into an OEM license with HP that authorizes HP to resell core ESUPPORT ESSENTIALS technology under certain conditions (see discussion in "Business" section above). While the Company's intent was to expand its sales and marketing reach through this agreement, the Company expects to realize less revenue per unit than it would if it sold the products itself. As a result, the Company could realize less revenue from its relationship with HP than it might have otherwise obtained by only directly selling ESUPPORT ESSENTIALS. Also, ESUPPORT ESSENTIALS is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing ESUPPORT ESSENTIALS under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of ESUPPORT ESSENTIALS will be necessary.

MANUFACTURING AND BACKLOG

    ESUPPORT ESSENTIALS is manufactured by third parties that specialize in the duplication and assembly of software products, in accordance with the Company's specifications. The principal materials and components used include CDs which are used for distribution of the software code and the related user manuals. The software manufacturing process involves the duplication of media, the printing of user manuals, assembly of components and final packaging. The Company believes there is an adequate supply of and source for the raw materials used in ESUPPORT ESSENTIALS and that multiple sources are available for media duplication, manual printing and final packaging.

    Generally, the Company has relatively little, if any, backlog of orders for its software products at any given time and does not consider backlog to be a measure of sales for any future period.

PATENTS, TRADEMARKS AND PRODUCT PROTECTION

    The Company attempts to protect its products with a combination of trade secret, patent, copyright and trademark laws and with license agreements. The Company owns two issued United States patents relating to its storage management products, which expire in 2015 and 2016, respectively. One of the patents is employed in the Company's ESUPPORT ESSENTIALS product. The Company also has a perpetual, non-royalty bearing license from Hi/fn to implement in the Company's products the patents assigned by the Company to Hi/fn and to license and sublicense the resulting products to the Company's customers.

    The status of patents covering technology is highly uncertain, involving complex legal and factual questions. There is no assurance that patent applications that may be filed by the Company will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology; nor is there any assurance that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around or that the Company's competitors will not independently develop non-infringing technologies or products that are equivalent or superior in function or performance. If patents held by competitors or others are upheld by the courts and found to be infringed by Previo's products, the holders of such patents might be in a position to require the Company to stop manufacturing, using or selling the infringing products and to pay up to three times damages to the holders of the infringed patents. There is no assurance that any licenses that might be required for the Company's products would be available on reasonable terms, if at all.

    The Company has applied for registration of the ESUPPORT ESSENTIALS trademark in the United States. The Company's rights to register and use trademarks do not ensure that the Company will have superior rights to others that may have registered or used identical or related trademarks on related goods or services, nor that such registrations or uses will not be used to attempt to foreclose use of a particular trademark by the Company.

    Because the computer industry is characterized by rapid technological change, the policing of the unauthorized use of computer software is a difficult task and software piracy is expected to continue to be a persistent problem for the packaged software industry. Despite steps taken by Previo to protect its software products, third parties may still make unauthorized copies of Previo's products for their own use or for sale to others. The Company believes that the knowledge, abilities and experience of its employees, its timely product enhancements and upgrades and the availability and quality of the support services it provides to users are more significant factors in influencing end users to buy its products than are patent, trade secret and copyright protection laws.

OPERATING SYSTEMS

    ESUPPORT ESSENTIALS server component runs on Windows NT 4.0 Server with client support for Windows 2000 Professional, Windows 98, Windows 95 and Windows NT Workstations. The Company expects to support Windows 2000 Server during calendar 2001. Future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

EMPLOYEES

    As of December 14, 2000, Previo employed approximately 116 full-time employees, of whom approximately 69 were employed in research and development, 32 in sales, marketing and customer support and 15 in operations and administration. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. Previo has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

ITEM 2.    PROPERTIES

    The Company's principal domestic administrative, marketing and sales activities are located in approximately 14,000 square feet of leased facilities in San Diego, California. The space is occupied under a lease agreement that expires in March 2005. The Company has an option to renew the lease for an additional five-year period on terms specified in the current lease agreement. The Company's subsidiary in the United Kingdom leases 409 square feet of office space near London under a one-year lease expiring in September 2001. The Company's product development subsidiary in Estonia leases 1,137 square meters of office space in Tallinn, Estonia, under a five year lease expiring March 1, 2005. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.    LEGAL PROCEEDINGS

    The Company from time to time is engaged in legal actions arising in the ordinary course of its business and believes that the resolution of these actions will not have a material adverse effect on the Company's results of operations, liquidity, or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Common Stock of Previo is traded on the NASDAQ Stock Market's National Market System ("NMS") under the symbol "PRVO." The following table sets forth the range of high and low sales prices on the NMS for the Common Stock for the periods indicated and since January 1, 1998. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                             COMMON STOCK PRICES
                                                             -------------------
                                                               HIGH        LOW
                                                               ----        ---
      CALENDAR YEAR 1998:
        First Quarter.....................................   $ 24.00      $17.52
        Second Quarter....................................   $ 21.52      $17.00
        Third Quarter.....................................   $ 19.00      $10.52
        Fourth Quarter....................................   $ 23.25      $ 2.08

      CALENDAR YEAR 1999:
        First Quarter.....................................   $  5.00      $ 3.08
        Second Quarter....................................   $  6.31      $ 3.52
        Third Quarter.....................................   $  6.19      $ 4.06
        Fourth Quarter....................................   $  7.25      $ 3.50

      CALENDAR YEAR 2000:
        First Quarter.....................................   $ 12.88      $ 6.06
        Second Quarter....................................   $  8.50      $ 5.50
        Third Quarter.....................................   $  8.00      $ 5.63
        Fourth Quarter (through December 14, 2000)........   $  6.25      $ 3.44

    The Company had approximately 326 stockholders of record as of December 14, 2000. The last sales price for the Company's Common Stock, as reported on the NMS on December 14, 2000, was $3.50.

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

    On April 25, 2000 the Company changed its name from Stac Software, Inc. to Previo, Inc., and correspondingly changed its NMS symbol from STAC to PRVO.

ITEM 6.    SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1996 through 2000, have been derived from audited financial statements, including the balance sheet at September 30, 2000 and 1999 and the related statements of operations for each of the three years ended September 30, 2000 and notes thereto included herein. This data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto for the corresponding periods.

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

                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL YEAR ENDED SEPTEMBER 30,                            2000        1999        1998        1997        1996
-------------------------------                          --------    --------    ---------   ---------   -------
Statement of Operations:
Revenues.............................................    $  7,804    $13,856     $19,403     $33,190    $ 33,871
Operating income (loss)..............................     (10,192)    (6,132)     (4,437)      2,933     (1,240)
Income (loss) from continuing operations.............      (6,794)    (2,898)     (7,882)      3,862     (3,826)
Net income (loss)....................................      (6,794)    (2,013)     (5,815)      5,660     (1,675)
Net income (loss) available for common stockholders        (6,794)    (2,013)     (5,815)      5,660     (1,843)

Earnings per common share, basic:
Income (loss) from continuing operations.............    $  (1.06)   $ (0.49)    $ (1.24)    $  0.50    $ (0.50)
Net income (loss) available for common stockholders..    $  (1.06)   $ (0.34)    $ (0.92)    $  0.73    $ (0.24)
Common shares used to compute per share data.........       6,386      5,925       6,337       7,732      7,646

Balance Sheet:
Working capital......................................    $ 25,860    $29,421     $22,557     $50,474    $68,864
Total assets.........................................      33,476     34,873      43,866      70,111     81,079
Stockholders' equity.................................      27,910     31,302      39,213      64,123     78,999

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Previo's business is focused on developing and marketing software products that provide automated resolutions to problems, and protection/recovery of data for desktop and notebook computers used by corporate enterprises. These solutions are aimed at assisting information technology and computer support organizations within these companies to rapidly resolve their end user systems and recovery problems and to better manage the functionality of these systems over their life cycles. Previo's products are sold through a variety of domestic and international channels.

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

    The following discussion should be read in conjunction with the description of the company's current business and the consolidated financial statements and notes thereto, included elsewhere within this annual report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades and the information technology budgets for companies. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. In addition, due to the Company's re-focus of its business into the eSupport business in April 2000 and the discontinuation of the sale of its historical products, the Company's past performance may not be indicative of future operating results.

RESULTS OF OPERATIONS

    The following table sets forth for the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown. Unless otherwise indicated, references to years are to fiscal years, which ended September 30.

                                                         2000         1999       1998
                                                       --------     --------    --------
Revenues............................................      100%         100%        100%
Cost of revenues....................................       14            6           5
                                                       --------     --------    --------

Gross margin........................................       86           94          95
                                                       --------     --------    --------

Research and development............................       64           44          39
Sales and marketing.................................      117           60          54
General and administrative..........................       36           25          23
Restructuring.......................................        -            9           2
                                                       --------     --------    --------
                                                          217          138         118
                                                       --------     --------    --------

Operating loss......................................     (131)         (44)        (23)
Interest and other income...........................       44           11          13
                                                       --------     --------    --------

Loss before income taxes............................      (87)         (33)        (10)
Provision (benefit) for income taxes ...............        -          (12)         31
                                                       --------     --------    --------

Loss from continuing operations.....................      (87)         (21)        (41)
Income from discontinued operations, net of taxes...        -            6          11
                                                       --------     --------    --------
Net loss............................................      (87)%        (15)%       (30)%
                                                       ========     ========    ========

REVENUES

    Revenues in fiscal 2000 were $7.8 million, 44% less than the $13.9 million reported in fiscal 1999. Revenues decreased by 29% to $13.9 million in fiscal 1999 compared to 1998 revenues of $19.4 million. During fiscal 2000 the Company initiated significant changes to its business strategy, including the third quarter discontinuation of the marketing for its ReachOut and Replica Tape products, in order to focus on positioning the Company in the eSupport market. (Although the Company is no longer actively marketing these products, legacy revenues associated with these products are expected to continue throughout fiscal 2001 due to the recognition of previously deferred revenues related to product maintenance and license fees and the expiration of return rights for box product sold through the distributor/retail channel in addition to residual product royalty revenues.) This change in business direction coupled with a decline in revenues from a major OEM partner for royalties associated with the Replica Tape product contributed to the decrease in revenues in fiscal 2000. The decrease in fiscal 1999 revenues from those of 1998 is due to lower revenues received from royalties related to licenses of Previo's data compression technology to operating system vendors. Royalty revenues were $5.1 million in 1998. These royalty revenues were solely from agreements with Microsoft and IBM, who were obligated to continue making payments under the licenses at the rate of $4.0 million per quarter through December 1997, with a final payment of $1.1 million in the March 1998 quarter. The Company expects no further royalty revenues under these agreements with Microsoft and IBM. The decline in fiscal 1999 revenues compared to fiscal 1998 was further attributable to declining sales of ReachOut, which had reached a mature phase of the product life cycle. This decline was partially offset by increased sales of Replica Tape, primarily due to higher OEM revenues.

    The Company expects current and future revenues to be significantly impacted by the discontinuance of the ReachOut and Replica Tape products.

                                                 2000                 1999                1998
                                         -------------------  ------------------- -------------------
Net Revenue ($millions):
  Software..........................     $    7.8    100%     $   13.9    100%     $   14.3      74%
  Royalties.........................            -      -             -      -           5.1      26
                                         --------  --------   --------  --------   --------  --------
     Total..........................     $    7.8    100%     $   13.9    100%     $   19.4     100%
                                         ========  ========   ========  ========   ========  ========

    Software sales, which are comprised of domestic and international sales and licenses through distributors, retailers, solution providers, OEMs and direct channels, accounted for 100% of revenues in fiscal 2000 and fiscal 1999 and 74% of revenues in fiscal 1998. Software sales decreased by 44% in fiscal 2000 from fiscal 1999, and by 3% in fiscal 1999 from fiscal 1998.

    International revenues, which are included above, were $1.7 million or 22% of revenues in fiscal 2000, $5.8 million, or 42% of revenues in fiscal 1999 and $4.8 million or 25% of revenues in fiscal 1998. The decrease in international revenue as a percentage of total revenue in fiscal 2000 compared to fiscal 1999 and the increase in fiscal 1999 from 1998 is primarily due to particularly high European royalty revenues in fiscal 1999 related to an OEM agreement. The decrease in actual dollars of international revenues in fiscal 2000 over fiscal 1999 is related to the change in market strategy and corresponding discontinuation of the Company's ReachOut and Replica Tape product lines as discussed above. Previo markets and sells to its European accounts from its office in the United Kingdom and markets and sells primarily to Japan and Australia through relationships with distributors and resellers abroad.

GROSS MARGIN

    Cost of revenues consists primarily of the license fees, user manuals, packaging, media and assembly associated with the Company's software products, as well as the costs of rendering product support services pursuant to paid service offerings. Gross margins were 86% in fiscal 2000, 94% in fiscal 1999 and 95% in fiscal 1998. The decrease in gross margins in fiscal 2000 over fiscal 1999 was primarily due to an increase in customer support capacity as the Company prepared for customer needs relative to the new product offering, while at the same time experiencing declining revenues related to the discontinuance of the ReachOut and Replica Tape products. Gross margins were also less in fiscal 2000 than in fiscal 1999 due to increased obsolescence reserves taken for box product inventory, related to the Company's discontinuation of sales of the ReachOut and Replica Tape products as discussed above. The decrease in gross margins from fiscal 1998 to 1999 is due to the elimination of royalty revenues, which carry 100% gross margin.

RESEARCH AND DEVELOPMENT

    The cost of product development consists primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $5.0 million in fiscal 2000, $6.2 million in fiscal 1999 and $7.6 million for fiscal 1998. The decrease in product development costs in fiscal 2000 over fiscal 1999 is primarily due to lower employee and consulting costs related to the reallocation of resources among development facilities in conjunction with the restructuring discussed below. The decrease in product development costs in fiscal 1999 over fiscal 1998 is primarily due to lower product localization costs as well as lower employee and consulting costs as discussed above. The increase in product development expense as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 2000 as compared to fiscal 1999 and in fiscal 1999 as compared to fiscal 1998. The Company expects to continue to invest in the development of products for which it believes there is a need in the market, however, there is no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales, marketing and customer support personnel, and consulting, advertising, promotional and overhead expenses. These expenses were $9.2 million in fiscal 2000, $8.2 million fiscal 1999 and $10.5 million for fiscal 1998. The increase in costs in fiscal 2000 over those of the prior fiscal year is primarily due to the staffing of the Company's enterprise sales organization and increased marketing and market research costs incurred in the development and implementation of the Company's new market-entry strategy. The decrease in marketing and sales expense in fiscal 1999 from 1998 was due to corporate restructurings of these functional areas. The restructurings refocused sales and marketing efforts towards developing corporate enterprise customers, rather than individual end-users. The increase in selling and marketing expense as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 2000 as compared to 1999 and in fiscal 1999 as compared to 1998. Sales and marketing expenses are expected to remain the Company's most significant ongoing operating expense.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel and legal and other professional fees. Such expenses were $2.8 million for fiscal 2000, $3.4 million for fiscal 1999 and $4.4 million for fiscal 1998. The reduction in spending in fiscal 2000 over fiscal 1999 and in fiscal 1999 over fiscal 1998 reflects lower management costs and non-recurring costs associated with Previo's spin-off of its former Hi/fn subsidiary. The increase in general and administrative expenses as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 2000 as compared to 1999 and in fiscal 1999 as compared to 1998.

RESTRUCTURING CHARGES

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

    As discussed above, in fiscal 1997, the Company reorganized its sales and marketing departments and recorded a restructuring charge of $0.9 million. The principal components of the charge were losses on property and equipment abandonments ($0.4 million), severance and employee related liabilities ($0.3 million), lease termination costs ($0.1 million) and consulting and outplacement related to the terminated employees ($0.1 million). In fiscal 1998, the Company incurred an additional $0.3 million related to this restructuring. This additional amount represented severance and employee related liabilities that the Company was not permitted to expense until the affected employees were notified of the termination and the Company had committed to provide for such costs.

INTEREST AND OTHER INCOME

    Interest and other income was $3.4 million in fiscal 2000, $1.6 million in fiscal 1999 and $2.4 million in fiscal 1998. The fiscal 2000 amount includes $1.6 million related to the redemption of preferred shares of Dynanet, Inc. held by the Company which were received in connection with its acquisition of California Software, Inc. in 1995. As the shares of Dynanet were acquired as an adjunct to the California Software acquisition, and at that time the fair value of these shares was not significant, the Dynanet shares were recorded at no costs basis; therefore, the entire redemption value is currently treated as other income. Additionally, interest income in fiscal 2000 increased from that in fiscal 1999 due to higher interest rates and higher average invested cash balances. The reduction in interest income from fiscal 1998 to 1999 was primarily due to lower invested balances during the 1999 fiscal year, as a result of the completion of the Company's stock repurchase program in fiscal 1998.

INCOME TAXES

    Although the Company incurred a tax loss for fiscal 2000 it did not recognize any significant resultant benefit as its opportunity for net operating loss carrybacks have been depleted. The nominal net income tax charge recognized for the year is primarily associated with income taxes from foreign source revenues and the related statutory withholdings required by the foreign jurisdiction. The Company continues to record a 100% valuation allowance against its deferred tax assets. For fiscal 1999, the Company reported a benefit from income taxes of $1.7 million. This amount reflects net operating loss carrybacks to be applied to prior periods' tax liabilities. The effective tax rate of 37% for fiscal 1999 was lower than the statutory federal and state rates due to applicable alternative minimum tax limitations on the Company's net operating loss carryback. For fiscal 1998, the Company reported a provision for income taxes of $5.9 million, which is inclusive of a charge to establish a valuation allowance of $6.4 million against deferred tax assets. Before the valuation allowance, the benefit for income taxes was $0.5 million for an effective tax rate of 25% in fiscal 1998. The valuation allowance was recorded as a result of an assessment made of future taxable income as required by accounting standards, made in conjunction with the anticipated spin-off of the Company's Hi/fn subsidiary. The effective tax rate was lower than the statutory federal and state rates primarily due to non-deductible expenses related to the spin-off and due to differences in tax rules impacting foreign operations.

QUARTERLY TRENDS

    Fluctuations in quarterly results are expected to be significantly impacted by the cessation of revenues from discontinued product lines, ReachOut and Replica Tape. Management does not expect the revenue streams from new product offerings to offset the decrease from the discontinued product lines until the end of fiscal 2001. In addition, the Company historically has experienced significant fluctuations in its revenues and operating results, including net income (loss), and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement usually has the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, the Company's ESUPPORT ESSENTIALS product offering may have a lengthy evaluation period before any purchase is made.

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

STOCK PRICE VOLATILITY

    Due to the factors noted above, the Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts or the investment community in general could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls could be caused by shortfalls in revenues, timing of the receipt of technology license fees, and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities decreased by $0.1 million to $29.7 million at September 30, 2000 from $29.8 million at September 30, 1999. Accounts receivable decreased by $0.9 million to $1.5 million at September 30, 2000 from that at September 30, 1999, primarily attributable to Previo's discontinuation of its distribution business and the corresponding elimination of distributor receivable balances. Working capital decreased by $3.6 million to $25.9 million at September 30, 2000 from that at September 30, 1999, primarily as a result of increases in liabilities largely related to accruals for potential tax liabilities and increases in deferred revenues.

    The Company believes that existing cash balances and funds provided by operations will be sufficient to finance its working capital requirements for a minimum of the next twelve months.

MARKET RISK

    The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

    The Company's foreign currency risks are mitigated principally by maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's subsidiary in the United Kingdom are kept in the local currencies for the European countries in which they do business, with excess funds converted to United States currency and transferred to Previo's offices in the United States for investment.

    The fair value of the Company's investments in marketable securities at September 30, 2000, was $11.9 million. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At September 30, 2000, the Company's portfolio was primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.


SELECTED QUARTERLY DATA (in thousands, except per share data)

                                                     SEPT. 30,       JUNE 30,         MAR. 31,        DEC. 31,
FISCAL 2000                                            2000            2000             2000            1999
-----------                                          --------        --------         --------        --------
Revenues........................................     $  1,446        $  1,096         $  2,084        $  3,178
Gross margin....................................        1,224             953            1,631           2,925
Operating loss..................................       (2,396)         (4,145)          (2,719)           (932)
Loss from continuing operations.................         (363)         (3,672)          (2,309)           (450)
Net loss per common share.......................     $  (0.05)       $  (0.56)        $  (0.36)       $  (0.07)
Common stock price:
     High.......................................     $   8.00        $   8.50         $  12.88        $   7.25
     Low........................................     $   5.63        $   5.50         $   6.06        $   3.50

                                                     SEPT. 30,       JUNE 30,         MAR. 31,        DEC. 31,
FISCAL 1999                                            1999            1999             1999             1998
-----------                                          --------        --------         --------        --------
Revenues........................................     $  3,865        $  3,615         $  3,370        $  3,006
Gross margin....................................        3,612           3,356            3,165           2,814
Operating loss..................................         (724)           (701)            (902)         (3,805)
Loss from continuing operations.................         (221)           (563)            (188)         (1,926)
Net loss per common share.......................     $  (0.04)       $  (0.09)        $  (0.03)       $  (0.18)
Common stock price:
     High.......................................     $   6.19        $   6.31         $   5.00        $  23.25
     Low........................................     $   4.06        $   3.52         $   3.08        $   2.08

As of December 14, 2000, there were 326 holders of record of the Company's common stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements at September 30, 2000 and 1999, and for each of the three fiscal years in the period ended September 30, 2000 and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this report on pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Background of Executive Officers not Described Above."

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of the report:

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
        (1)   Report of Independent Accountants                                                  F-1
              Consolidated Balance Sheet at
              September 30, 2000 and 1999                                                        F-2
              Consolidated Statement of Operations for the years ended
               September 30, 2000, 1999 and 1998                                                 F-3
              Consolidated Statement of Cash Flows for the years ended
              September 30, 2000, 1999 and 1998                                                  F-4
              Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)
              for the years ended September 30, 2000, 1999 and 1998                              F-5
              Notes to Consolidated Financial Statements                                         F-6
        (2)   Schedule I -- Marketable Securities                                                S-1
              All other  schedules  have  been  omitted  because  they are not applicable or required,  or the  information  required to be set forth therein is included in the consolidated financial  statements or notes thereto.

    (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2000.

    (c) Exhibits

  EXHIBIT     EXHIBIT
 FOOTNOTE     NUMBER                           DESCRIPTION
----------    --------                         -----------
   (7)           2.1       Agreement and Plan of Merger, dated April 5, 1996,
                           between the Registrant and Stac, Inc., a California corporation.

   (7)           3.1       Certificate of Incorporation of the Registrant.

   (7)           3.2       Bylaws of the Registrant.

                 4.1       Reference is made to Exhibits 3.1, 3.2, 10.8, 10.9,
                           10.10 and 10.12.

   (1)          10.1       Form of Indemnity Agreement entered into between the
                           Registrant and its directors and officers with related schedule.

   (1)(8)       10.2       Registrant's 1992 Stock Option Plan ("the 1992
                           Plan").

   (5)(8)       10.3       Registrant's 1992 Non-Employee Directors' Plan, as
                           Amended ("the Directors' Plan").

   (1)(8)       10.4       Registrant's Employee Stock Purchase Plan and related
                           Offering document.

   (1)          10.5       Securities Purchase Agreement, dated as of March 27,
                           1990, among the Registrant and the other persons
                           Named therein.

   (1)(8)       10.6       Distributor Agreement, between the Registrant and
                           Merisel, Inc., dated as of March 1, 1991.

   (1)(8)       10.7       Distributor Agreement, between the Registrant and
                           Ingram Micro, Inc. dated as of March 13, 1991.

   (3)(8)       10.8       License Agreement, between the Registrant and
                           Microsoft Corporation, dated as of June 20, 1994.

   (5)(8)       10.9       Forms of Non-statutory Stock Option Agreements under
                           the Directors' Plan.

   (6)         10.10       Stock Purchase Agreement dated October 6, 1995
                           between the Registrant and William T. Baker.

   (6)         10.11       Option Purchase Agreement dated October 6, 1995 among
                           the Registrant and Certain Holders of Options to Purchase Common Stock of California Software, Inc.

   (6)         10.12       Indemnity Agreement dated October 6, 1995 between the
                           Registrant and William T. Baker.

   (6)         10.13       Series A Preferred Stock Purchase Agreement dated
                           October 6, 1995 by and between DynaNet, Inc. and the Registrant.

   (7)         10.14       Office Lease date March 22, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)         10.15       Office Lease date March 22, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)         10.16       Office Lease dated July 12, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)         10.17       Amendment No. 1 to the Office Lease dated July 12,
                           1994 between the Registrant and Weyerhaeuser Mortgage
                           Company and Fort Wyman, Inc.

   (7)         10.18       Amendment No. 2 to the Office Lease dated July 12,
                           1994 between the Registrant and Weyerhaeuser Mortgage
                           Company and Fort Wyman, Inc.

   (9)         10.19       Cross License Agreement dated as of November 21, 1996
                           between the Registrant and Hi/fn, Inc.

   (9)         10.20       Form of Distribution Agreement.

   (9)         10.21       Form of Employee Benefits and Other Matters
                           Allocation Agreement.

   (9)         10.22       Form of Tax Allocation and Indemnity Agreement.

               10.23 Distributor Agreement, between the Registrant and Ingram Micro, Inc. dated as of June 8, 1999.

   (10)        10.24       Severance Agreement with Gary Clow.

   (10)        10.25       Severance Agreement with John Witzel.

   (10)        10.26       1992 Non-Employee Directors' Stock Option Plan, as
                           Amended.

(8)(12)        10.27       Form of Change of Control Agreement

   (11)        10.28       2000 Equity Incentive Plan

   (8)         10.29       Employment Agreement with Tom Dilatush

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

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(11) Filed as an exhibit to the Company's Form S-8 filed on April 24, 2000.

(12) Incorporated by reference to the form 10-K/A filed on January 28, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PREVIO, INC.


                                                    By: /s/ Tom Dilatush
                                                        ------------------------
                                                        Tom Dilatush
                                                        Chief Executive Officer

                                                    Date: December 20, 2000

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tom Dilatush and Clifford L. Flowers, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                     TITLE                     DATE
            ---------                     -----                     ----

/s/       Antonio Perez           Chairman of the Board       December 20, 2000
------------------------------
         (Antonio Perez)

/s/       Tom Dilatush            Chief Executive Officer     December 20, 2000
------------------------------
         (Tom Dilatush)

/s/    Clifford L. Flowers        Vice President of Finance,  December 20, 2000
------------------------------    Chief Financial Officer and
      (Clifford L. Flowers)       Secretary (Principal
                                  Financial and Accounting
                                  Officer)


/s/      Corey M. Smith           Director                    December 20, 2000
------------------------------
        (Corey M. Smith)

/s/    Peter D. Schleider         Director                    December 20, 2000
------------------------------
      (Peter D. Schleider)

/s/     Robert W. Johnson         Director                    December 20, 2000
------------------------------
       (Robert W. Johnson)

/s/       Gary W. Clow            Director                    December 20, 2000
------------------------------
         (Gary W. Clow)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Previo, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related statements of operations, of cash flows and of changes in stockholders' equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Previo, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule at September 30, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PricewaterhouseCoopers LLP

San Diego, California
October 25, 2000


                                            PREVIO, INC.

                                     CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                SEPTEMBER 30,
                                                                           ----------------------
                                                                               2000        1999
                                                                            ---------   ---------
                                       ASSETS
Current assets:
  Cash and cash equivalents .............................................   $ 17,862    $  9,079
  Marketable securities .................................................     11,872      20,711
  Accounts receivable, net ..............................................      1,455       2,381
  Inventories ...........................................................         --         240
  Prepaid expenses and other current assets .............................        220         454
                                                                            ---------   ---------
            Total current assets ........................................     31,409      32,865

Property and equipment, net .............................................      1,723       1,556
Other assets ............................................................        344         452
                                                                            ---------   ---------
                                                                            $ 33,476    $ 34,873
                                                                            =========   =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................................   $    855    $  1,132
  Income taxes payable ..................................................      1,199          --
  Accrued expenses and other current liabilities ........................      3,495       2,312
                                                                            ---------   ---------
            Total current liabilities ...................................      5,549       3,444

Other liabilities .......................................................         17         127
                                                                            ---------   ---------
                                                                               5,566       3,571
                                                                            ---------   ---------
Commitments and contingencies (Notes 9 and 11)

Stockholders' equity:
 Common stock, par value $0.001 per share, authorized 100,000,000 shares;
   8,760,000 and 7,930,000 shares issued in 2000 and 1999, respectively .          9           8
 Additional paid in capital .............................................     80,081      76,633
 Treasury stock, at cost; 1,949,000 shares in 2000 and 1999, respectively    (41,347)    (41,347)
 Cumulative translation adjustment ......................................        (70)        (23)
 Accumulated deficit ....................................................    (10,763)     (3,969)
                                                                            ---------   ---------
            Total  stockholders' equity .................................     27,910      31,302
                                                                            ---------   ---------
                                                                            $ 33,476    $ 34,873
                                                                            =========   =========

                    See accompanying notes to consolidated financial statements.


                                            PREVIO, INC.

                                CONSOLIDATED STATEMENT OF OPERATIONS
                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED SEPTEMBER 30,
                                                               ---------------------------------
                                                                  2000        1999       1998
                                                               ---------   ---------   ---------
Revenues ...................................................   $  7,804    $ 13,856    $ 19,403
Cost of revenues ...........................................      1,071         909         980
                                                               ---------   ---------   ---------
Gross margin ...............................................      6,733      12,947      18,423

Operating expenses:
Research and development ...................................      4,981       6,179       7,555
Sales and marketing ........................................      9,156       8,247      10,509
General and administrative .................................      2,788       3,431       4,446
Restructuring ..............................................         --       1,222         350
                                                               ---------   ---------   ---------
Total operating expenses ...................................     16,925      19,079      22,860

Operating loss .............................................    (10,192)     (6,132)     (4,437)
Interest and other income ..................................      3,413       1,571       2,434
                                                               ---------   ---------   ---------

Loss before income taxes ...................................     (6,779)     (4,561)     (2,003)
Provision (benefit) for income taxes .......................         15      (1,663)      5,879
                                                               ---------   ---------   ---------

Loss from continuing operations ............................     (6,794)     (2,898)     (7,882)

Discontinued operations:
Income from discontinued operations, net of taxes of $550 in
  1999 and $1,627 in 1998 ..................................         --         885      2 ,067
                                                               ---------   ---------   ---------

Net loss ...................................................   $ (6,794)   $ (2,013)   $ (5,815)
                                                               =========   =========   =========

Earnings per common share, basic and diluted
Loss from continuing operations ............................   $  (1.06)   $  (0.49)   $  (1.24)
Income from discontinued operations ........................   $   0.00    $   0.15    $   0.32
Net loss ...................................................   $  (1.06)   $  (0.34)   $  (0.92)

Weighted average common shares
  outstanding, basic and diluted ...........................      6,386       5,925       6,337

                    See accompanying notes to consolidated financial statements.


                                                PREVIO, INC.

                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (IN THOUSANDS)
                                                                              YEAR ENDED SEPTEMBER 30,
                                                                          ---------------------------------
                                                                             2000        1999        1998
                                                                          ---------   ---------   ---------
Cash flows from operating activities:
  Net loss ............................................................   $ (6,794)   $ (2,013)   $ (5,815)
  Adjustments required to reconcile net loss
    to net cash provided by (used in) operating activities:
    Depreciation and amortization .....................................      1,265       1,744       2,073
    Non-cash restructuring charges ....................................         --         204          --
    Stock-based compensation ..........................................         81          --          --
    Tax benefit from exercise of stock options ........................         --         165         164
    Loss on disposals of property and equipment .......................         --         589          --
    Provision for deferred income taxes ...............................         --          --       7,523
    Changes in assets and liabilities:
      Accounts receivable, net ........................................        926      (1,604)      1,968
      Income taxes receivable .........................................         --       1,314      (1,314)
      Inventories, net ................................................        240         (43)        (16)
      Prepaid expenses and other current assets .......................        234        (137)        176
      Other assets ....................................................         68          13          18
      Accounts payable ................................................       (277)       (326)        367
      Income taxes payable ............................................      1,199          --      (1,402)
      Accrued expenses and other current liabilities ..................      1,183        (914)       (236)
                                                                          ---------   ---------   ---------
        Cash provided by (used in) operating activities of continuing
           operations .................................................     (1,875)     (1,008)      3,506
                                                                          ---------   ---------   ---------

Cash flows from investing activities:
  Purchases of marketable securities ..................................    (20,161)    (47,852)    (45,348)
  Sales of marketable securities ......................................     29,000      40,000      65,529
  Purchases of treasury stock .........................................         --          --     (19,996)
  Purchases of property and equipment .................................     (1,392)       (520)     (1,363)
                                                                          ---------   ---------   ---------
  Cash provided by (used in) investing activities of continuing
     operations .......................................................      7,447      (8,372)     (1,178)
                                                                          ---------   ---------   ---------

Cash flows from financing activities:
  Issuance of common stock, net .......................................      3,258       1,256         596
                                                                          ---------   ---------   ---------
        Cash provided by financing activities of continuing  operations      3,258       1,256         596
                                                                          ---------   ---------   ---------

Effect of exchange rate changes on cash ...............................        (47)          6          77
                                                                          ---------   ---------   ---------
Net cash provided by (used in) discontinued operations ................         --       5,624     (10,037)
                                                                          ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents ..................      8,783      (2,494)     (7,036)
Cash and cash equivalents at beginning of year ........................      9,079      11,573      18,609
                                                                          ---------   ---------   ---------
Cash and cash equivalents at end of year ..............................   $ 17,862    $  9,079    $ 11,573
                                                                          =========   =========   =========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes .........................................   $     77    $     --    $  3,007
   Cash received from income taxes ....................................   $  1,398    $  2,548    $     23
Supplemental non-cash activities:
  Stock dividend ......................................................   $     --    $  7,371    $     --
  Conversion of deferred compensation to equity
     upon exercise of common stock options ............................   $    110    $     46    $     64

                         See accompanying notes to consolidated financial statements.


                                                      PREVIO, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             AND COMPREHENSIVE INCOME (LOSS)
                                                     (IN THOUSANDS)

                                      COMMON STOCK
                                      ------------   ADDITIONAL  CUMULATIVE   RETAINED                                 COMPREHENSIVE
                                                       PAID IN   TRANSLATION  EARNINGS    STOCK    TREASURY                INCOME
                                    SHARES    AMOUNT   CAPITAL   ADJUSTMENT   (DEFICIT)  DIVIDEND   STOCK       TOTAL      (LOSS)
                                    ------    ------  --------   ----------  ----------  --------   -----       -----      ------
Balance at September 30, 1997 ....   6,763    $   8   $ 74,342   $   (106)   $ 11,230    $     --  $(21,351)   $ 64,123  $  5,672

Acquisitions of treasury
  stock ..........................    (992)      --         --         --          --          --   (19,996)    (19,996)
Issuance of common stock
  upon exercise of options .......      62       --        518         --          --          --        --         518
Issuance of common stock under
  Employee Stock Purchase Plan ...       9       --        142         --          --          --        --         142
Tax benefits from exercise of
  stock options ..................      --       --        164         --          --          --        --         164
Equity adjustment from foreign
  currency translation ...........      --       --         --         77          --          --        --          77        77
Net loss .........................      --       --         --         --      (5,815)         --        --      (5,815)   (5,815)
                                    -------   ------  ---------  ---------   ---------   --------- ---------   --------- ---------
Balance at September 30, 1998 ....   5,842        8     75,166        (29)      5,415          --   (41,347)     39,213    (5,738)

Stock dividend  hi/fn spin-off ...      --       --         --         --          --      (7,371)       --      (7,371)
Issuance of common stock upon
  exercise of options ............     113       --      1,089         --          --          --        --       1,089
Issuance of common stock under
  Employee Stock Purchase Plan ...      26       --        213         --          --          --        --         213
Tax benefits from exercise of
  stock options ..................      --       --        165         --          --          --        --         165
Equity adjustment from foreign
  currency translation ...........      --       --         --          6          --          --        --           6         6
Net loss .........................      --       --         --         --      (2,013)         --        --      (2,013)   (2,013)
                                    -------   ------  ---------  ---------   ---------   --------- ---------   --------- ---------
Balance at September 30, 1999 ....   5,981        8     76,633        (23)      3,402      (7,371)  (41,347)     31,302    (2,007)

Issuance of common stock upon
  exercise of options ............     711        1      2,725         --          --          --        --       2,726
Issuance of common stock .........     100       --        581         --          --          --        --         581
Issuance of common stock under
  Employee Stock Purchase Plan ...      19       --         61         --          --          --        --          61
Stock-based compensation
  for options and warrants granted      --       --         81         --          --          --        --          81
Equity adjustment from foreign
  currency translation ...........      --       --         --        (47)         --          --        --         (47)      (47)
Net loss .........................      --       --         --         --      (6,794)         --        --      (6,794)   (6,794)
                                    -------   ------  ---------  ---------   ---------   --------- ---------   --------- ---------
Balance at September 30, 2000 ....   6,811    $   9   $ 80,081   $    (70)   $ (3,392)   $ (7,371) $(41,347)   $ 27,910  $ (6,841)
                                    =======   ======  =========  =========   =========   ========= =========   ========= =========

                              See accompanying notes to consolidated financial statements.

                                  PREVIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:

   DESCRIPTION OF BUSINESS

    Previo, Inc. (the "Company") develops and markets software products that provide automated resolutions to problems and protection/recovery of data for desktop and notebook computers (personal computers or "PCs") used by corporate enterprises. The Company was incorporated as Stac Electronics, Inc. in February of 1983. In April 2000, the Company initiated significant changes to its business strategy, including the third quarter discontinuation of the marketing of its ReachOut and Replica Tape products, and changed its name to Previo, Inc. to allow customers to focus on its entry into the emerging eSupport market. The Company's major product, ESUPPORT Essentials, implements patented technology that permits the return of inoperable PCs to working condition.

   CONSOLIDATION

    The financial statements at and for the years ended September 30, 2000 and 1999 consolidate the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   REVENUE RECOGNITION

    Revenue from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivable is probable is recognized on delivery of the software and acceptance by the customer. Revenue from maintenance agreements is generally recognized ratably over the respective maintenance periods. Revenue from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year of receipt.

    Historically the Company has offered rights of return on its ReachOut and Replica Tape products. When the right of return exists, revenues are reduced at the time of sale to reflect expected returns which are based on historical experience. If no historical experience exists at the date of the sale, revenues are deferred until such right of return lapses.

   CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

   MARKETABLE SECURITIES

    The Company's marketable securities are comprised of funds on deposit with a liquid asset manager that have been invested principally in commercial paper. The carrying amount of these investments approximates fair value due to the short maturities or demand nature of the instruments. At September 30, 2000, all marketable securities are classified as available-for-sale and carried at fair value. Unrealized gains or losses at September 30, 2000 and 1999 are not significant. The cost of securities sold is based on the specific identification method.

   INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. As the Company has discontinued sales of its ReachOut and Replica Tape products, inventory is $0 at September 30, 2000.

   PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Additions to property and equipment, including significant betterments and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years and totaled $1,225,000, $1,704,000 and $1,966,000 for fiscal 2000,
1999 and 1998, respectively. Leasehold improvements are amortized over the shorter of the asset life or lease term.

   LONG-LIVED ASSETS

    The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill, on an exception basis, when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated values. No such impairments of long-lived assets existed through September 30, 2000.

   RESEARCH AND DEVELOPMENT

    Expenditures for research and development are charged to expense as incurred. Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through September 30, 2000, no significant development costs were incurred after technological feasibility was reached.

   ADVERTISING

    Expenditures for advertising costs are charged to expense as incurred and totaled $474,000, $151,000 and $97,000 for fiscal 2000, 1999 and 1998, respectively.

   STOCK-BASED COMPENSATION

    The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and loss per share as if the fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards is measured as the excess, if any, of the fair value Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

    Stock-based awards issued to non-employees are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance is complete or a performance commitment has been obtained.

   INCOME TAXES

    The Company records a provision (benefit) for income taxes using the liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax liability or asset, net of valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss and credit carryforwards. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liability or asset. A valuation allowance is established when necessary to reduce deferred tax assets to amounts more likely than not to be realized.

   NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Basic EPS is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is calculated by dividing the income (loss) available to common stockholders by the weighed average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. Net income (loss) remains the same for the calculations of basic EPS and diluted EPS. There were 699,155; 493,164 and 567,517 dilutive securities outstanding for the years ended September 30, 2000, 1999 and 1998, respectively, which have been excluded from EPS as their effect is anti-dilutive. For the years ended September 30, 2000, 1999 and 1998 the calculation for basic and diluted EPS are as follows:


    YEAR ENDED SEPTEMBER 30, 2000

(in thousands                                                          PER SHARE
 except per share data)                 NET LOSS          SHARES         AMOUNT
Net loss from continuing operations   $ (6,794)
Basic EPS                                                   6,386      $ (1.06)
Dilutive securities                                             -
                                                          --------     --------
Diluted EPS                                                 6,386      $ (1.06)
                                                          ========     ========


    YEAR ENDED SEPTEMBER 30, 1999

(in thousands                                                          PER SHARE
 except per share data)                 NET LOSS          SHARES         AMOUNT
Net loss from continuing operations   $ (2,898)
Basic EPS                                                   5,925      $ (0.49)
Dilutive securities                                             -
                                                          --------     --------
Diluted EPS                                                 5,925      $ (0.49)
                                                          ========     ========


    YEAR ENDED SEPTEMBER 30, 1998

(in thousands                                                          PER SHARE
 except per share data)                 NET LOSS          SHARES         AMOUNT
Net loss from continuing operations   $ (7,882)
Basic EPS                                                   6,337      $ (1.24)
Dilutive securities                                             -
                                                          --------     --------
Diluted EPS                                                 6,337      $ (1.24)
                                                          ========     ========


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

    SEGMENT REPORTING

    Management has determined that the Company operates in one business segment.

   NEW PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB delayed the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, certain derivatives must be recognized as assets and liabilities and measured at fair value. The Company is not currently engaged in hedging activities and does not anticipate the adoption of FAS 133 to have any effect on its consolidated financial position or results of operation.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operation.

   RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.


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

    The Company's consolidated financial statements have been restated to reflect this distribution as discontinued operations. Accordingly, the revenues, costs and expenses; assets and liabilities; and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations, Consolidated Balance Sheet and Consolidated Statement of Cash Flows, and have been reported through the fiscal year end as "Income from discontinued operations, net of taxes"; as "Net assets of discontinued operations," and as "Net cash used in discontinued operations" for all periods presented.

    Summarized financial information for the discontinued operation is as follows: (Note: 1999 numbers include activity through December 16, 1998 only. Balance sheet information is not included for 1999 as balances were no longer consolidated.)

                                                            SEPTEMBER 30,
                                                            -------------
               (in thousands)                             1999         1998
               --------------                             ----         ----
               Revenues                                   $5,886     $21,533
               Income before income taxes                  1,435       3,845
               Net income                                    885       2,218
               Current assets                                         14,382
               Total assets                                           16,611
               Current liabilities                                     9,659
               Total liabilities                                       9,659

NOTE 3 -- COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS:
          (table amounts in thousands)

                                                         SEPTEMBER 30,
                                                    ------------------------
                                                     2000             1999
                                                    -------          -------
Accounts receivable:
   Trade receivables.........................       $1,708           $2,644
   Less allowance for doubtful accounts......         (253)            (263)
                                                    -------          -------
                                                    $1,455           $2,381
                                                    =======          =======

    Many of the Company's customers are large corporate enterprises, resellers and OEMs, which can result in concentrated credit risk with respect to the Company's trade receivables. Management believes that its credit policies substantially mitigate such concentrated credit risk.

                                                              SEPTEMBER 30,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
        Inventories:
          Raw materials..............................    $     -        $   203
          Finished goods.............................          -             37
                                                         --------       --------
                                                         $     -        $   240
                                                         ========       ========

        Property and equipment:
          Computer equipment.........................    $ 5,148        $ 4,368
          Leasehold improvements.....................        942            678
          Office equipment...........................        710            703

          Furniture and fixtures.....................        646            619
                                                         --------       --------
                                                           7,446          6,368
          Less accumulated depreciation..............     (5,723)        (4,812)
                                                         --------       --------
                                                         $ 1,723        $ 1,556
                                                         ========       ========

        Accrued expenses and other current liabilities:
          Customer support and upgrades..............    $ 1,812        $ 1,106
          Compensation and employee benefits.........        653            484
          Restructuring..............................         43            204
          Other......................................        987            518
                                                         --------       --------
                                                         $ 3,495        $ 2,312
                                                         ========       ========

                                                       SEPTEMBER 30,
                                            ----------------------------------
                                              2000         1999         1998
                                            --------     --------     --------
Revenues:
   Software...........................      $ 7,804      $13,856      $14,292
   Royalties and licenses.............            -            -        5,111
                                            --------     --------     --------
                                            $ 7,804      $13,856      $19,403
                                            ========     ========     ========

NOTE 4 -- RESTRUCTURING CHARGES:

    During the first quarter of fiscal 1999, the Company recorded a restructuring charge to operations of $822,000, representing costs incurred in anticipation of reorganization related to the December 1998 spin-off of its Hi/fn, Inc. subsidiary. The components of this charge were losses on property and equipment abandonments ($555,000), severance and benefits paid to terminated employees ($246,000) and lease termination costs ($21,000). These costs were incurred and paid prior to the end of the fiscal year.

    During the fourth quarter of fiscal 1999, the Company recorded a restructuring charge to operations of $400,000, representing costs incurred as the company reorganized its product development department and relocated much of its development activity to offshore locations. The components of this charge were severance and benefits paid to terminated employees ($274,000), lease termination costs ($86,000), losses on property and equipment abandonments ($35,000) and outplacement related to terminated employees ($5,000). By the end of fiscal 1999, the Company had incurred and paid costs of $161,000 in severance and benefits to terminated employees, and $35,000 in losses on property and equipment abandonments. During fiscal 2000 the Company incurred an additional $123,000 in severance and benefits paid to terminated employees and $38,000 in lease termination costs.

    During the fourth quarter of fiscal 1997, the Company recorded a restructuring charge to operations of $850,000, representing costs incurred in conjunction with the Company's reorganization of its software business. During the first quarter of fiscal 1998, the Company charged another $350,000 to operations, as additional costs related to the earlier charge, that under generally accepted accounting principles, the Company was not permitted to accrue for until the affected employees were notified of the termination and the Company had committed to provide for such costs. These costs were incurred and paid throughout fiscal 1998, with the final payments being made during the fourth quarter. The costs were comprised of severance and benefits paid to terminated employees ($648,000), losses on abandonments of property and equipment ($380,000), costs for consulting and outplacement related to the terminated employees ($100,000) and lease termination costs ($72,000).

NOTE 5 -- STOCK REPURCHASES:

    During fiscal 1998, the Company acquired 992,400 shares of its own stock, or Treasury stock, totaling $19,996,000 through open market share repurchases. The Company did not purchase any Treasury stock during fiscal 1999 or 2000.

NOTE 6 - REVERSE STOCK SPLIT:

    On May 7, 1999 the Company executed a one-for-four reverse stock split whereby one share of common stock was issued in exchange for every four shares issued and outstanding. Share amounts and prices have been adjusted retroactively throughout this report to reflect the effect of the split.

NOTE 7 -- INCOME TAXES:
                  (table amounts in thousands)

     At September 30, 2000, the Company has federal and California net operating loss carryforwards of approximately $16,613,000 and $10,390,000. The federal and California net operating loss carryforwards expire beginning in 2019 and 2006 respectively. The company also has federal and California research and development tax credit carryforwards of approximately $156,000 and $123,000 respectively. The federal research and development credit will begin expiring in 2013. The California research and development credit does not expire. The company also has alternative minimum tax credits of $381,000 which have no expiration date.

    Deferred income taxes are comprised of the following:

                                        SEPTEMBER 30,
                                -----------------------------
                                    2000              1999
                                -----------       -----------
Deferred tax assets.........    $   12,444        $    5,957
Deferred tax liabilities....             -                 -
Valuation allowance.........       (12,444)           (5,957)
                                -----------       -----------
                                $        -        $        -
                                ===========       ===========


       Based on a number of factors, including the lack of current profits and the fact that the Company competes in a market that is characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets that a full valuation allowance has been provided.


    The principal components of deferred income taxes are as follows:

                                                         SEPTEMBER 30,
                                                  --------------------------
                                                     2000            1999
                                                  ----------      ----------
Revenue recognition for tax purposes..........    $     390       $     161
Net operating and capital loss carryforwards..        6,340               -
Tax credits...................................          799               -
Allowances and accrued expenses...............          251             247
Depreciation and amortization.................          489             548
Purchased research and development............        4,017           4,680
Other.........................................          158             321
Valuation allowance...........................      (12,444)         (5,957)
                                                  ----------      ----------
                                                  $       -       $       -
                                                  ==========      ==========

    Components of pre-tax income (loss) are as follows:

                                               YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------------
                                        2000             1999             1998
                                      --------         --------         --------
Domestic ....................         $(5,690)         $(5,266)         $(2,329)
Foreign .....................          (1,089)             705              326
                                      --------         --------         --------
                                      $(6,779)         $(4,561)         $(2,003)
                                      ========         ========         ========

    The provision (benefit) for income taxes is comprised of the following:

                                               YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------------
                                        2000             1999            1998
                                      --------         --------        --------
Current tax expense (benefit):
   Federal .......................    $   (62)         $(1,665)         $(1,405)
   Foreign .......................         75                -                -
   State .........................          2                2             (239)
                                      --------         --------         --------
                                           15           (1,663)          (1,644)
                                      --------         --------         --------
Deferred tax expense (benefit):
   Federal .......................          -                -            5,921
   State .........................          -                -            1,602
                                      --------         --------         --------
                                            -                -            7,523
                                      --------         --------         --------
                                      $    15          $(1,663)         $ 5,879
                                      ========         ========         ========

    A reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes, to the provision for income taxes follows:

                                                     YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
Amount computed at statutory
  Federal rate of 34% .........................   $(2,310)   $(1,551)   $  (681)
State income taxes, net of Federal
  benefit .....................................      (450)       (32)        31
Expenses not deductible for tax purposes ......        15         68        230
Foreign taxes .................................       412        (22)       (42)
Net operating and capital loss carryforwards ..    (2,953)         -          -
Tax exempt interest ...........................         -          -        (38)
Revision of prior year's tax estimates ........       (24)         -       (127)
Valuation of deferred tax asset ...............     5,349        (91)     6,372
Other .........................................       (24)       (35)       134
                                                  --------   --------   --------
                                                  $    15    $(1,663)   $ 5,879
                                                  ========   ========   ========

NOTE 8 -- STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS:

   1992 STOCK OPTION PLAN

    In March 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"), as amended in March 1999, which provides for the granting of incentive stock options and non-qualified stock options to purchase up to 3,093,341 shares of the Company's common stock. The 1992 Plan is administered by the Compensation Committee of the Board of Directors and provides for options for the purchase of the Company's common stock to be granted to employees, officers and consultants of the Company at prices that are not less than 100% and 50% of the estimated fair market value of the related shares at the date of grant for incentive stock options and non-qualified stock options, respectively. Options vest as determined by the Compensation Committee, generally over a period of four or five years. The maximum term of options granted under the 1992 Plan is ten years.

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

   2000 EQUITY INCENTIVE PLAN

    In April 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan"), which provides for the granting of non-qualified stock options, stock awards and the rights to acquire restricted stock for up to 250,000 shares of the Company's common stock. The 2000 Plan is administered by the Compensation Committee of the Board of Directors and provides for options for the purchase of the Company's common stock to be granted to employees, officers and consultants of the Company at prices that are not less than 50% of the estimated fair market value of the related shares at the date of grant. Options vest as determined by the Compensation Committee, generally over a period of four years. The maximum term of options granted under the 2000 Plan is ten years.

    Combined information for all stock option activities for fiscal 2000, 1999 and 1998 is summarized below:

                                                         OPTIONS OUTSTANDING
                                                    ----------------------------
                                                                       WEIGHTED-
                                                                        AVERAGE
                                                                       EXERCISE
                                                       SHARES            PRICE
                                                       ------            -----
         Balance at September 30, 1997.........       3,239,910         $ 3.42
          Options granted......................         444,792           4.38
          Options exercised....................        (262,636)          1.69
          Options canceled.....................        (667,449)          4.95
                                                    ------------
         Balance at September 30, 1998.........       2,754,617           3.95
          Options granted......................         286,117           3.75
          Options exercised....................        (307,365)          3.36
          Options canceled.....................        (693,418)          4.88
                                                    ------------
         Balance at September 30, 1999.........       2,039,951           4.06
          Options granted......................       1,347,849           6.63
          Options exercised....................        (729,341)          4.37
          Options canceled.....................        (830,996)          6.55
                                                    ------------
         Balance at September 30, 2000.........       1,827,463           5.47
                                                    ============

    The following is a summary of stock options outstanding at September 30, 2000:

                                                    OPTIONS OUTSTANDING
                                            ------------------------------------
                                                         WEIGHTED-
                                                          AVERAGE      WEIGHTED-
                                                         REMAINING     AVERAGE
                                                       CONTRACTUAL     EXERCISE
                                            NUMBER     LIFE (YEARS)     PRICE
                                            ------     ------------     -----
         Price Range
              $1.64 - $3.36..........       525,124        4.56       $  3.03
              $3.50 - $5.81..........       524,323        8.36          4.81
              $5.82 - $7.00..........       327,143        9.59          6.03
              $7.12 - $12.87.........       450,873        8.17          8.67
                                        -----------
              $1.64 - $12.87.........     1,827,463        7.44          5.47
                                        ===========

    The following is a summary of stock options exercisable at September 30, 2000:

                                                          OPTIONS EXERCISABLE
                                                       -------------------------
                                                                       WEIGHTED-
                                                                       AVERAGE
                                                                       EXERCISE
                                                        NUMBER          PRICE
                                                        ------          -----
         Price Range
               $1.64 - $3.36......................     485,569        $  3.02
               $3.50 - $5.81......................     176,569           4.46
               $5.82 - $7.00......................       7,664           6.25
               $7.12 - $12.87.....................     186,541           7.71
                                                      --------
               $1.64 - $12.87.....................     856,343           4.37
                                                      ========

   EMPLOYEE STOCK PURCHASE PLAN

    In March 1992, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of the Company's common stock. The most recent offering under the Purchase Plan terminated on October 31, 2000. The Purchase Plan is administered by the Board of Directors and allows participating employees to have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date or the relevant purchase date. During fiscal 2000, 10,013 shares were issued under the Plan at a price of $3.24 per share, and 9,133 shares were issued at a price of $3.08 per share. At September 30, 2000, 121,599 shares were reserved for future issuance.

   PRO FORMA DISCLOSURE

    The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. No compensation expense has been recognized for stock option grants, which are fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the Purchase Plan. Had compensation cost for the Company's stock-based compensation awards issued during fiscal 2000, 1999 and 1998 been determined based on the fair value at the grant date consistent with the rules of Statement of Financial Accounting Standard No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                         YEAR ENDED SEPTEMBER 30,
                                            ------------------------------------------------
                                                  2000             1999             1998
                                            ---------------- ---------------- --------------
Net loss (in thousands):
  As reported.............................      $ (6,794)         $ (2,013)      $ (5,815)
                                                =========         =========      =========
  Pro forma...............................      $ (8,359)         $ (2,248)      $ (9,205)
                                                =========         =========      =========

Net loss per share, basic and diluted:
  As reported.............................      $  (1.06)         $  (0.34)      $  (0.92)
                                                =========         =========      =========
  Pro forma...............................      $  (1.46)         $  (0.42)      $  (1.45)
                                                =========         =========      =========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended September 30, 2000, 1999 and 1998, respectively: dividend yield of 0.0% for all years, risk free interest rates of 6.31%, 5.27%, and 5.48%, expected volatility of 140%, 150% and 84%, and expected lives of 2.02, 2.05 and 2.17. The weighted-average fair value of options granted during the years ended September 30, 2000, 1999 and 1998 was $7.06, $3.75 and $4.38 per share, respectively. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for all years, risk-free interest rates of 6.30%, 4.87% and 5.00%, expected volatility of 140%, 150% and 84%, and an expected life of six months for all years. The weighted-average fair value of those purchase rights granted during the years ended September 30, 2000, 1999 and 1998 was $3.97, $2.72 and $1.97 per share, respectively.

   401(K) PLAN

    In July 1991, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits, but does not require matching contributions by the Company on behalf of all participants. No such contributions were made during fiscal 2000, 1999 or 1998.

    WARRANTS

    In June 2000, the Company issued a fully vested, immediately exercisable and non-forfeitable warrant to purchase 10,000 shares of its common stock at an exercise price of $5.81 in connection with services received prior to the date of grant. This warrant expires ten years from the date of grant. The fair value of this warrant at the time of grant, which was determined by management to be $57,000, based upon application of the Black-Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk-free interest rate of 6.00%, volatility of 150% and contractual life of 10 years, was expensed during 2000. At September 30, 2000, all of these warrants remained outstanding.

NOTE 9 -- COMMITMENTS:

    The Company occupies its facilities under several cancelable and non-cancelable operating leases that expire at various dates through September 2005, and which contain renewal options. Future minimum lease payments are as follows:

 YEAR ENDED SEPTEMBER 30,                              AMOUNT
                                                    ------------
 2001..........................................     $   536,000
 2002..........................................         488,000
 2003..........................................         496,000
 2004..........................................         504,000
 2005..........................................         212,000
                                                    ------------
                                                    $ 2,236,000
                                                    ============

    Rent expense under operating leases was $848,000, $615,000 and $784,000, in fiscal 2000, 1999 and 1998, respectively. Certain facilities leases provide for scheduled rent increases. The total lease commitment for such leases is being charged ratably to operations.

NOTE 10 -- SIGNIFICANT CUSTOMERS AND FOREIGN OPERATIONS:

    A significant portion of the Company's revenues has been derived from technology licenses and sales to major distributors or resellers as follows:

    Three customers accounted for 11%, 8% and 6%, respectively, of fiscal 2000 revenues. Two customers accounted for 17% and 10%, respectively, of fiscal 1999 revenues. Three customers accounted for 21%, 13% and 12%, respectively, of fiscal 1998 revenues.

    Software revenues are inclusive of royalties received from Microsoft and IBM Corporation for licenses of the Company's technology. The Company received $5,111,000 in such revenues in fiscal 1998, completing all obligations outstanding related to the underlying license agreements.

    In fiscal 2000, 1999 and 1998, international revenues were $1,710,000, $5,835,000 and $4,794,000, respectively, consisting primarily of sales to customers in Canada, Europe and the Pacific Rim.

    Condensed financial information related to the Company's wholly owned foreign subsidiaries is as follows:

                                            YEAR ENDED SEPTEMBER 30,
                                            ------------------------
 (in thousands)                          2000        1999         1998
---------------                        -------     -------      -------
Revenues..........................     $ 1,715     $ 3,898      $ 3,580
Operating income (loss)...........     $(1,099)    $   622      $   307
Identifiable assets...............     $   288     $   886      $ 1,218

NOTE 11 -- CONTINGENCIES:

    The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company's business, financial position, or results of operations.

    Matters management is currently aware of include ongoing audits by the Internal Revenue Service and the State of California Franchise Tax Board. The Internal Revenue Service audit has been ongoing since 1996 and the State of California Audit was initiated in 1998. Based on the outcomes of these audits there may be a resulting amount of income taxes and associated interest due and payable to either or both of these entities.


SCHEDULE I - MARKETABLE SECURITIES
AT SEPTEMBER 30, 2000
(IN THOUSANDS)


NAME OF ISSUER                  PRINCIPAL                               MARKET           CARRYING
TITLE OF ISSUE                     AMOUNT               COST             VALUE              VALUE
--------------                     ------               ----             -----              -----
CP Prudential Fndg                  2,000              1,945              1,976              1,976


CP San Paolo IMI Us                 2,500              2,417              2,455              2,455


CP Gen Elec Cap Corp                2,000              1,954              1,958              1,958


CP Deutsche Bk Finl Inc             2,500              2,457              2,492              2,492


CP American Gen Fin Inc             1,000                978                994                994


CP Daimlerchrysler NA               2,000              1,967              1,997              1,997
                                 ---------          ---------          ---------          ---------


Total                              12,000             11,718             11,872             11,872
                                 ---------          ---------          ---------          ---------

  EXHIBIT      EXHIBIT
 FOOTNOTE      NUMBER                      DESCRIPTION
----------    --------                     -----------
   (7)           2.1       Agreement and Plan of Merger, dated April 5, 1996,
                           between the Registrant and Stac, Inc., a California corporation.

   (7)           3.1       Certificate of Incorporation of the Registrant.

   (7)           3.2       Bylaws of the Registrant.

                 4.1       Reference is made to Exhibits 3.1, 3.2, 10.8, 10.9,
                           10.10 and 10.12.

   (1)          10.1       Form of Indemnity Agreement entered into between the
                           Registrant and its directors and officers with related schedule.

   (1)(8)       10.2       Registrant's 1992 Stock Option Plan ("the 1992
                           Plan").

   (5)(8)       10.3       Registrant's 1992 Non-Employee Directors' Plan, as
                           Amended ("the Directors' Plan").

   (1)(8)       10.4       Registrant's Employee Stock Purchase Plan and related
                           Offering document.

   (1)          10.5       Securities Purchase Agreement, dated as of March 27,
                           1990, among the Registrant and the other persons
                           Named therein.

   (1)(8)       10.6       Distributor Agreement, between the Registrant and
                           Merisel, Inc., dated as of March 1, 1991.

   (1)(8)       10.7       Distributor Agreement, between the Registrant and
                           Ingram Micro, Inc. dated as of March 13, 1991.

   (3)(8)       10.8       License Agreement, between the Registrant and
                           Microsoft Corporation, dated as of June 20, 1994.

   (5)(8)       10.9       Forms of Non-statutory Stock Option Agreements under
                           the Directors' Plan.

   (6)         10.10       Stock Purchase Agreement dated October 6, 1995
                           between the Registrant and William T. Baker.

   (6)         10.11       Option Purchase Agreement dated October 6, 1995 among
                           the Registrant and Certain Holders of Options to Purchase Common Stock of California Software, Inc.

   (6)         10.12       Indemnity Agreement dated October 6, 1995 between the
                           Registrant and William T. Baker.

   (6)         10.13       Series A Preferred Stock Purchase Agreement dated
                           October 6, 1995 by and between DynaNet, Inc. and the Registrant.

   (7)         10.14       Office Lease date March 22, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)         10.15       Office Lease date March 22, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)         10.16       Office Lease dated July 12, 1994 between the
                           Registrant and Weyerhaeuser Mortgage Company and Fort
                           Wyman, Inc.

   (7)         10.17       Amendment No. 1 to the Office Lease dated July 12,
                           1994 between the Registrant and Weyerhaeuser Mortgage
                           Company and Fort Wyman, Inc.

   (7)         10.18       Amendment No. 2 to the Office Lease dated July 12,
                           1994 between the Registrant and Weyerhaeuser Mortgage
                           Company and Fort Wyman, Inc.

   (9)         10.19       Cross License Agreement dated as of November 21, 1996
                           between the Registrant and Hi/fn, Inc.

   (9)         10.20       Form of Distribution Agreement.

   (9)         10.21       Form of Employee Benefits and Other Matters
                           Allocation Agreement.

   (9)         10.22       Form of Tax Allocation and Indemnity Agreement.

               10.23 Distributor Agreement, between the Registrant and Ingram Micro, Inc. dated as of June 8, 1999.

   (10)        10.24       Severance Agreement with Gary Clow.

   (10)        10.25       Severance Agreement with John Witzel.

   (10)        10.26       1992 Non-Employee Directors' Stock Option Plan, as
                           Amended.

(8)(12)        10.27       Form of Change of Control Agreement

   (11)        10.28       2000 Equity Incentive Plan

   (8)         10.29       Employment Agreement with Tom Dilatush

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

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(11) Filed as an exhibit to the Company's Form S-8 filed on April 24, 2000.

(12) Incorporated by reference to the form 10-K/A filed on January 28, 1999.