Form 10-Q
period 2000-12-31
PREVIO INC
filed 2001-02-14
CIK 885073

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

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

                                 (858) 794-3789
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2000.

Common Stock, par value $0.001 per share                  6,843,803 shares

                                  PREVIO, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements                                              PAGE
             Condensed Consolidated Balance Sheets
                    as of December 31, 2000 and
                    September 30, 2000                                      3

             Condensed Consolidated Statements of
                    Operations for the three months
                    ended December 31, 2000 and 1999                        4

             Condensed Consolidated Statements of Cash
                    Flows for the three months ended
                    December 31, 2000 and 1999                              5

             Notes to Condensed Consolidated Financial
                    Statements                                              6

Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                              8

Item 3.      Quantitative and Qualitative Disclosures about
                       Market Risk                                         13

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                             14

Item 2.      Changes in Securities and Use of Proceeds                     14

Item 3.      Defaults Upon Senior Securities                               14

Item 4.      Submission of Matters to a Vote of Security Holders           14

Item 5.      Other Information                                             14

Item 6.      Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                 15

                                  PREVIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                             December 31,         September 30,
                                                 2000                  2000
                                                 ----                  ----
                                             (UNAUDITED)
                                             -----------

Current assets:
     Cash                                   $     11,129         $     17,862
     Marketable securities                        17,920               11,872
     Accounts receivable                             592                1,455
     Other current assets                            488                  220
                                            -------------        -------------
         Total current assets                     30,129               31,409

Property and equipment, net                        1,660                1,723
Other assets                                         333                  344
                                            -------------        -------------
                                            $     32,122         $     33,476
                                            =============        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                       $        728         $        855
     Deferred revenue                              1,330                  921
     Accrued expenses and other
       current liabilities                         3,148                3,773
                                            -------------        -------------
         Total current liabilities                 5,206                5,549

Other liabilities                                     17                   17
                                            -------------        -------------
                                                   5,223                5,566
                                            -------------        -------------

Stockholders' equity
     Common stock at par value                         9                    9
     Additional paid in capital                   80,174               80,081
     Treasury stock                              (41,347)             (41,347)
     Cumulative translation adjustment               (65)                 (70)
     Accumulated deficit                         (11,872)             (10,763)
                                            -------------        -------------
         Total stockholders' equity               26,899               27,910
                                            -------------        -------------
                                            $     32,122         $     33,476
                                            =============        =============

      See accompanying notes to condensed consolidated financial statements

                                  PREVIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                          December 31,
                                                          ------------
                                                    2000               1999
                                                    ----               ----


Net revenues                                   $   1,926          $   3,178

Cost of revenues                                     175                253
                                               ----------         ----------

Gross margin                                       1,751              2,925
                                               ----------         ----------

Operating expenses:
    Research and development                       1,088              1,339
    Sales and marketing                            1,652              1,920
    General and administrative                       604                598
                                               ----------         ----------

        Total operating expenses                   3,344              3,857
                                               ----------         ----------

Operating loss                                    (1,593)              (932)

Interest  income                                     484                420
                                               ----------         ----------

Loss before income taxes                          (1,109)              (512)

Benefit from income taxes                              -                (62)
                                               ----------         ----------

Net loss                                       $  (1,109)         $    (450)
                                               ==========         ==========

Net loss per share, basic and diluted              (0.16)             (0.07)
Weighted average common shares
    outstanding, basic and diluted                 6,840              6,060

      See accompanying notes to condensed consolidated financial statements

                                  PREVIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                              Three Months Ended
                                                                                 December 31,
                                                                                 ------------
                                                                         2000                    1999
                                                                         ----                    ----
Cash flows from operating activities:
     Net loss                                                         $   (1,109)           $     (450)
     Adjustments required to reconcile net loss
        to net cash used by operating activities:
        Depreciation and amortization                                        269                   340
        Stock-based compensation                                             (25)                    -
     Changes in assets and liabilities:
        Accounts receivable                                                  863                   214
        Inventories                                                            -                    39
        Other assets                                                        (267)                  (80)
        Accounts payable                                                    (127)                  141
        Accrued expenses and other current liabilities                      (216)                 (146)
                                                                      -----------           -----------
           Net cash provided (used) by operating activities                 (612)                   58
                                                                      -----------           -----------

Cash flows from investing activities:
     Purchases of marketable securities                                  (15,548)               (5,205)
     Sales of marketable securities                                        9,500                10,000
     Purchases of property and equipment                                    (196)                 (224)
                                                                      -----------           -----------
           Net cash provided (used) by investing activities               (6,244)                4,571
                                                                      -----------           -----------

Cash flows from financing activities:
     Issuance of common stock                                                118                   739
     Tax benefit from exercise of stock options                                -                    45
                                                                      -----------           -----------
           Net cash provided by financing activities                         118                   784
                                                                      -----------           -----------

Effect of exchange rates on cash and cash equivalents                          5                     1

Net increase (decrease) in cash and cash equivalents                      (6,733)                5,414

Cash and cash equivalents at beginning of period                          17,862                 9,079
                                                                      -----------           -----------
Cash and cash equivalents at end of period                            $   11,129            $   14,493
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

The accompanying condensed consolidated unaudited financial statements of Previo, Inc. ("Previo" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended September 30, 2000. (On April 25, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc. Therefore, some filings and financial statements that are referenced were originally filed or reported under the Stac Software, Inc. name.) In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of December 31, 2000 and its results of operations for the three month periods ended December 31, 2000 and 1999, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2. LOSS PER SHARE: (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net loss remains the same for the calculations of basic EPS and diluted EPS. The following securities were excluded from the calculation because they are anti-dilutive: 724,950 and 1,673,540 for the quarters ended December 31, 2000 and December 31, 1999, respectively. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended December 31, 2000 and 1999 is presented below.

                               Three Months Ended
                                December 31, 2000
                                -----------------

                                                        Per-Share
                          Net Loss         Shares         Amount
                          --------         ------         ------

Net Loss                  $(1,109)

Basic EPS                                   6,840        $(0.16)

Dilutive Securities                            -
                                           ------
Diluted EPS                                 6,840        $(0.16)
                                           ======

                               Three Months Ended
                                December 31, 1999
                                -----------------

                                                        Per-Share
                          Net Loss         Shares         Amount
                          --------         ------         ------

Net Loss                  $  (450)

Basic EPS                                   6,060        $(0.07)

Dilutive Securities                            -
                                           ------
Diluted EPS                                 6,060        $(0.07)
                                           ======

NOTE 3. STOCK OPTION PLAN SUMMARY (UNAUDITED)

The following is a summary of stock options outstanding at December 31, 2000:

                                                   OPTIONS OUTSTANDING
                                           -------------------------------------
                                                         WEIGHTED-
                                                          AVERAGE      WEIGHTED-
                                                         REMAINING      AVERAGE
                                                        CONTRACTUAL    EXERCISE
                                           NUMBER       LIFE (YEARS)     PRICE
                                           ------       ------------     -----
  Price Range
       $1.64 - $2.60..............        194,165          2.89           $2.53
       $2.72 - $3.36..............        330,959          5.54           $3.33
       $3.50 - $5.81..............        474,323          8.22           $4.70
       $5.81 - $7.13..............        380,007          9.60           $6.01
       $7.25 - $12.88.............        466,759          8.22           $8.77
                                        ---------
       $1.64 - $12.88.............      1,846,213          7.46           $5.52
                                        =========

The following is a summary of stock options exercisable at December 31, 2000:

                                                       OPTIONS EXERCISABLE
                                                    ----------------------------
                                                                  WEIGHTED-
                                                                   AVERAGE
                                                                  EXERCISE
                                                   NUMBER          PRICE
                                                   ------          -----
     Price Range
           $1.64 - $ 2.60                          194,165         $2.53
           $2.72 - $ 3.36                          291,404         $3.34
           $3.50 - $ 5.81                          176,569         $4.46
           $5.81 - $ 7.13                            8,028         $6.29
           $7.25 - $12.88                          186,177         $7.72
                                                   -------
           $1.64 - $12.88                          856,343         $4.37
                                                   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Previo's future results could differ materially from those discussed here. During the quarter ended December 31, 2000 the Company experienced decreased revenues and operating results and expects to experience decreased revenues in the future, due to the discontinuation of its traditional software products. The Company expects its quarterly results to fluctuate due to the re-focus of the Company and the discontinuation and divestiture of its legacy products. Additional factors that could cause or contribute to differences in future results include but are not limited to: fluctuations in the Company's operating results, new product introductions by the Company, market acceptance of the Company's eSupport Essentials product and new product introductions, the Company's decision to offer its software products for sale on a subscription basis, which could result in lower revenues in the short term, new product introductions by competitors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility"), in the Company's Form 10-K for the year ended September 30, 2000 . Due to these fluctuations and the Company's discontinuation and divestiture of its legacy products, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

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


     Previo's initial software offering, which became commercially available in May 2000, is eSupport Essentials. eSupport Essentials implements patented technology that permits the return of an inoperable desktop or notebook computer back to working condition with relative ease of use, while providing for the automated recovery of an entire computer system including the operating system, applications, individual user preferences and all end user data. The results are increased end-user uptime and service levels, faster problem resolution, and significant reductions in support costs and efforts. eSupport Essentials is based on the technology used in the Company's former product, Replica NDM, which was introduced to selected customer sites in April 1998 and became commercially available in January 1999. In addition, the Company entered into an agreement with Miramar Systems, Inc. ("Miramar") pursuant to which it will integrate Miramar's Desktop DNA(TM) system migration technology into Previo's eSupport Essentials product. eSupport Essentials builds on the technology introduced in Replica NDM and expands on it by adding features such as system roll-back, which allows users to restore their applications, data and user preferences to an earlier point-in-time as well as adding remote access capabilities (using the technology formerly used in ReachOut), which provides additional functionality targeted at the enterprise help-desk market.

     On May 1, 2000, the Company announced an exclusive OEM agreement with Hewlett-Packard Company ("HP"). Under this agreement, Previo's eSupport Essentials serves as the software application core for the HP SureStore AutoBackup family of products. These products represent off the shelf, turn-key solutions which provide core features of the eSupport Essentials software pre-installed on an HP server appliance. Built on thin-server technology, the appliance captures changes to hard-drive content whenever a PC connects to the network. This automated process is transparent to end-users and does not interfere with other applications. This new class of solutions is designed to safeguard the high volume of business-critical data residing on mobile computers and networked desktop systems in workgroup environments. The sales of this product have been lower than expected. The Company cannot predict the future sales of these products, and therefore is unable to determine the future royalty revenues it will receive, if any. In the event that the royalty revenues associated with this product were to cease, the Company would not expect the impact to its current operations to be significant.

     The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this quarterly report.

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                                      Three Months Ended
                                                         December 31,
                                                         ------------
                                                     2000               1999
                                                     ----               ----

         Revenues                                     100%               100%
         Cost of revenues                               9                  8
                                                 ----------         ----------
         Gross margin                                  91                 92
                                                 ----------         ----------

         Research and development                      57                 42
         Sales and marketing                           86                 60
         General and administrative                    31                 19
                                                 ----------         ----------
         Total operating expenses                     174                121
                                                 ----------         ----------

         Operating loss                               (83)               (29)
         Interest income                               25                 13
                                                 ----------         ----------

         Loss before income taxes                     (58)               (16)

         Benefit from income taxes                      -                 (2)
                                                 ----------         ----------

         Net loss                                     (58)%              (14)%
                                                 ==========         ==========

     REVENUES. Revenues decreased 39% to $1.9 million for the quarter ended December 31, 2000 from $3.2 million in the quarter ended December 31, 1999. As discussed above, the Company initiated significant changes to its business strategy, including the planned discontinuation of sales of the ReachOut and Replica Tape products, in order to focus on positioning the Company in the eSupport market. Although the Company is no longer actively marketing these products, the revenues for the December 31, 2000 quarter includes $1.4 million in revenues generated by ReachOut and Replica Tape sales, primarily from the recognition of previously deferred revenues related to license fees and the expiration of return rights for product sold through the distributor/retail channel. The Company expects to recognize declining amounts of revenues related to the ReachOut and Replica Tape products during the fiscal year ended September 30, 2001. This change in business focus coupled with a decline in revenues from a major OEM partner for royalties associated with the Replica Tape product contributed to the decrease in revenues for the December 31, 2000 quarter. The Company expects current and future revenues to be significantly lower than the comparable prior periods due to the discontinuance of the ReachOut and Replica Tape products.

     International sales were $0.5 million, or 26% of revenues for the quarter ended December 31, 2000, and $0.8 million or 24% of revenues for the quarter ended December 31, 1999. The decrease in international revenues in the December 31, 2000 quarter from those in the comparable period of the prior fiscal year was primarily due to the planned discontinuation of sales of the ReachOut and Replica Tape products, and the reduction in Replica Tape royalties as discussed above. Previo markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office.

     The Company has decided to offer its software products for sale on a subscription basis, and to offer a managed service product (incorporating Previo's software products), also on a subscription basis. Selling by "subscription basis" means either a fee per user for a period of time or per use of the product (a basis sometimes called "micro-transactions"). It is possible that a substantial portion of the Company's sales will be on a subscription basis. As the Company phases in the subscription model (starting in the March 2001 quarter), it is likely to experience a decline in revenues in the short term. This could occur because one-time license sales result in immediately recognizable revenue, whereas a sale to an enterprise of the same size on a subscription basis would result in smaller revenues per month over the duration of the agreement. The Company expects the value of a subscription sale (over its lifetime) will exceed that of a one-time license sale for any given enterprise; even so, the short-term impact will likely be negative.

     COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of license fees and the costs of rendering product support services. Gross margins were 91% for the quarter ended December 31, 2000 compared to 92% in the comparable quarter of the prior fiscal year.

     RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, outside contractors and non-recurring engineering fees. Such expenses were $1.1 million and $1.3 million for the quarters ended December 31, 2000 and December 31, 1999, respectively. The decrease in research and development costs from the prior year's quarter was primarily due to lower consulting costs, related to consultants who had been retained to assist the Company with certain non-recurring engineering in the December 1999 quarter. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, the research and development programs invested in by the Company may not be successful and any products resulting from such programs may not achieve market acceptance.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions and employment benefits of sales and marketing personnel, and consulting, advertising, promotion and overhead expenses. Such expenses were $1.7 million for the quarter ended December 31, 2000 and $1.9 million for the quarter ended December 31, 1999. The decrease in expenses in the quarter ended December 31, 2000 compared to those of the quarter ended December 31, 1999 is primarily due to a larger portion of ongoing customer support costs being allocated to cost of sales, consistent with the revenue generating activities they directly support. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense and are expected to increase in future quarters.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.6 million for the quarters ended December 31, 2000 and December 31, 1999, respectively. General and administrative expenses are expected to increase throughout the current fiscal year.

     INTEREST INCOME. Interest income was $0.5 million and $0.4 million for the quarters ended December 31, 2000 and 1999, respectively. The increase in interest income in the quarter ended December 31, 2000 over the period ended December 31, 1999 is due to higher interest rates during the period, partially offset by lower average invested balances.

     INCOME TAXES. The effective tax rates for the December 2000 and 1999 quarters were based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years, if any. The effective income tax rate for the quarter ended December 31, 2000 was 0% as the Company does not project taxable income for the current fiscal year and has exhausted its net operating loss carry-backs. The benefit recorded in the December 31, 1999 quarter reflected refunds the Company expected to receive as a result of net operating loss carry-backs.

     QUARTERLY TRENDS. Fluctuations in quarterly results are expected to be significantly impacted by the cessation of revenues from discontinued product lines, ReachOut and Replica Tape. Management does not expect the revenue streams from its eSupport Essentials products to offset the decrease from the discontinued product lines until at least the end of fiscal 2001. In addition, the Company historically has experienced significant fluctuations in its revenues and operating results, including net income (loss), and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its perpetual software license sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, delays in product development and licensing of the Company's products and core technology. In addition, the Company's eSupport Essentials product offering may have a lengthy evaluation period before any purchase is made. Additionally, as discussed above under "Revenues," the Company has decided to offer its software products for sale on a subscription basis, which could result in lower revenues in the short term. Also, Hewlett-Packard ("HP") partners with the Company to produce a network appliance (SureStore AutoBackup PC25/100). HP is responsible for the marketing, sale and distribution of the SureStore AutoBackup product. The Company receives royalties for each appliance sold by HP. The sales of this product have been lower than expected. The Company is uncertain what future sales of these products will be, and therefore is uncertain what future royalty revenues will be. In the event that the royalty revenues associated with this product were to cease, the Company would not expect the impact to its operations to be significant. The Company expects that the combination of transitioning to subscription pricing, the lower royalties from HP, and increased operating expenses as the Company broadens its reach in the eSupport market, will likely postpone the Company's profitability into the following fiscal year.

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

     COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS. The market for eSupport Essentials is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Companies such as Support.com, Connected Corporation and Motive Communications, Inc. are also marketing products in the eSupport arena. Competition for eSupport Essentials and any new products the Company may offer could result in a failure to establish significant sales volume, and/or price concessions that could prevent the Company from ever becoming profitable.

     Also, the Company's eSupport Essentials product may be perceived to compete with well established back-up products from Computer Associates, Inc., Veritas Software Corporation and Legato, all of which have established channels of distribution and installed customer bases. The Company has entered into an OEM license with HP that authorizes HP to resell core eSupport Essentials technology under certain conditions (see discussion in "Quarterly Trends" section above). The Company expects to realize less revenue per unit than it would if it sold the products itself. As a result, the Company could realize less revenue from its relationship with HP than it might have otherwise obtained by only directly selling eSupport Essentials. Also, eSupport Essentials is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing eSupport Essentials under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of eSupport Essentials will be necessary.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and marketable securities decreased by $0.7 million to $29.0 million at December 31, 2000 from those at September 30, 2000. The decrease was primarily due to cash used in general operations, partially offset by the liquidation of accounts receivable balances. Working capital decreased by $0.9 million to $24.9 million at December 31, 2000 from that at September 30, 2000.

     The Company believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated company for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
            Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not Applicable

ITEM 5.  OTHER INFORMATION
            Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
                  27.1 Financial Data Schedule
                  10.1 Agreement Respecting Modified Version of Desktop
                       DNA(TM)dated October 20, 2000 between the Company and Miramar Systems, Inc.*
                  10.2 First Amendment to the Agreement Respecting Modified
                       Version of Desktop DNA(TM), dated February 8, 2001, between the Company and Miramar Systems, Inc.*
                  10.3 Employment Agreement dated January 8, 2001 between the
                       Company and Clifford Flowers.
                  10.4 Employment Agreement dated January 8, 2001 between the
                       Company and James T. Nicol

                  *Confidential treatment has been requested for portions of this exhibit from the Securities and Exchange Commission.

          (b)     Reports on Form 8-K
                   None

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                  Previo, Inc.


Date:  February 12, 2001                     /S/ CLIFFORD L. FLOWERS
                                 -----------------------------------------------
                                               Clifford L. Flowers
                                           (Vice President of Finance,
                                           Chief Financial Officer and
                                       Principal Financial and Accounting
                                                    Officer)



Date:  February 12, 2001                        /S/ TOM DILATUSH
                                 -----------------------------------------------
                                                  Tom Dilatush
                                          (Chief Executive Officer and
                                            Duly Authorized Officer)