Form 10-Q
period 2001-03-31
PREVIO INC
filed 2001-05-14
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 9, 2001.

Common Stock, par value $0.001 per share                        6,867,648 shares

                                  PREVIO, INC.



                                      INDEX


PART I.      FINANCIAL INFORMATION

        Item 1.  Financial Statements                                       Page
                                                                            ----
             Condensed Consolidated Balance Sheets
                 as of March 31, 2001 (unaudited) and
                 September 30, 2000                                            3

             Condensed Consolidated Statements of
                 Operations for the three and six months
                 ended March 31, 2001 and 2000, (unaudited)                    4

             Condensed Consolidated Statements of Cash
                 Flows for the six months ended
                 March 31, 2001 and 2000, (unaudited)                          5

             Notes to Unaudited Condensed Consolidated Financial
                 Statements                                                    6

        Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                               8

        Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                              14


PART II.     OTHER INFORMATION

        Item 1.  Legal Proceedings                                            15

        Item 2.  Changes in Securities and Use of Proceeds                    15

        Item 3.  Defaults Upon Senior Securities                              15

        Item 4.  Submission of Matters to a Vote of Security Holders          15

        Item 5.  Other Information                                            16

        Item 6.  Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                    17

                                  PREVIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                        March 31,     September 30,
                                                         2001             2000
                                                       ---------       ---------
                                                      (UNAUDITED)
Current assets:
     Cash                                              $ 23,664        $ 17,862
     Marketable securities                                3,000          11,872
     Accounts receivable                                    870           1,455
     Other current assets                                   528             220
                                                       ---------       ---------
         Total current assets                            28,062          31,409

Property and equipment, net                               1,612           1,723
Other assets                                                323             344
                                                       ---------       ---------
                                                       $ 29,997        $ 33,476
                                                       =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $    976        $    855
     Deferred revenue                                       967             921
     Accrued expenses and other
       current liabilities                                2,848           3,773
                                                       ---------       ---------
         Total current liabilities                        4,791           5,549

Other liabilities                                            17              17
                                                       ---------       ---------
                                                          4,808           5,566
                                                       ---------       ---------

Stockholders' equity
     Common stock at par value                                9               9
     Additional paid in capital                          80,208          80,081
     Treasury stock                                     (41,347)        (41,347)
     Cumulative translation adjustment                      (61)            (70)
     Accumulated deficit                                (13,620)        (10,763)
                                                       ---------       ---------
         Total stockholders' equity                      25,189          27,910
                                                       ---------       ---------
                                                       $ 29,997        $ 33,476
                                                       =========       =========


      See accompanying notes to condensed consolidated financial statements

                                  PREVIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             Three Months Ended     Six Months Ended
                                                 March 31,             March 31,
                                            -------------------   -------------------
                                              2001       2000       2001       2000
                                            --------   --------   --------   --------
Net revenues                                $ 1,855    $ 2,084    $ 3,781    $ 5,262

Cost of revenues                                159        453        334        706
                                            --------   --------   --------   --------

Gross margin                                  1,696      1,631      3,447      4,556
                                            --------   --------   --------   --------

Operating expenses:
    Research and development                    928      1,175      2,016      2,514
    Sales and marketing                       2,146      2,557      3,798      4,477
    General and administrative                  754        618      1,358      1,216
                                            --------   --------   --------   --------

        Total operating expenses              3,828      4,350      7,172      8,207
                                            --------   --------   --------   --------

Operating loss                               (2,132)    (2,719)    (3,725)    (3,651)

Interest income                                 384        410        868        830
                                            --------   --------   --------   --------

Loss before income taxes                     (1,748)    (2,309)    (2,857)    (2,821)

Benefit from income taxes                         -          -          -        (62)
                                            --------   --------   --------   --------


Net loss                                    $(1,748)   $(2,309)   $(2,857)   $(2,759)
                                            ========   ========   ========   ========


Loss per common share, basic and diluted:   $ (0.26)   $ (0.36)   $ (0.42)   $ (0.44)

Weighted average common shares,
         basic and diluted                    6,850      6,336      6,845      6,212


Net loss                                    $(1,748)   $(2,309)   $(2,857)   $(2,759)
Cumulative translation adjustment                 4          2          9          3
                                            --------   --------   --------   --------

Comprehensive loss                          $(1,744)   $(2,307)   $(2,848)   $(2,756)
                                            ========   ========   ========   ========


      See accompanying notes to condensed consolidated financial statements

                                  PREVIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)
                                                             Six Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2001       2000
                                                           ---------   ---------
Cash flows from operating activities:
     Net loss                                              $ (2,857)   $ (2,759)
     Adjustments required to reconcile net loss
        to net cash used by operating activities:
        Depreciation and amortization                           520         635
        Stock-based compensation                                (25)          -
     Changes in assets and liabilities:
        Accounts receivable                                     585       1,497
        Inventories                                               -         226
        Other assets                                           (307)        (97)
        Accounts payable                                        121         596
        Income taxes payable                                    (52)          -
        Deferred revenue                                         46        (238)
        Accrued expenses and other current liabilities         (873)        107
                                                           ---------   ---------
           Net cash used by operating activities             (2,842)        (33)
                                                           ---------   ---------

Cash flows from investing activities:
     Purchases of marketable securities                     (26,628)     (8,261)
     Sales of marketable securities                          35,500      26,000
     Purchases of property and equipment                       (389)       (610)
                                                           ---------   ---------
           Net cash provided by investing activities          8,483      17,129
                                                           ---------   ---------

Cash flows from financing activities:
     Issuance of common stock                                   152       1,667
                                                           ---------   ---------
           Net cash provided by financing activities            152       1,667
                                                           ---------   ---------

Effect of exchange rates on cash and cash equivalents             9           3

Net increase in cash and cash equivalents                     5,802      18,766

Cash and cash equivalents at beginning of period             17,862       9,079
                                                           ---------   ---------
Cash and cash equivalents at end of period                 $ 23,664    $ 27,845
                                                           =========   =========

Supplemental non-cash activities:

   Conversion of deferred compensation to equity upon
      exercise of common stock options                        $   -    $    110
                                                           =========   =========

      See accompanying notes to condensed consolidated financial statements

                                  PREVIO, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated unaudited financial statements of Previo, Inc. ("Previo" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended September 30, 2000. (On April 25, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc. Therefore, some filings and financial statements that are referenced were originally filed or reported under the Stac Software, Inc. name.) In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of March 31, 2001 and its results of operations for the three and six month periods ended March 31, 2001 and 2000, respectively. These condensed consolidated unaudited financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2. Loss Per Share: (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        --------------

Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net loss remains the same for the calculations of basic EPS and diluted EPS. The following common stock equivalents were excluded from the calculation because they are anti-dilutive:
171,956 and 920,956 for the quarters ended March 31, 2001 and March 31, 2000, respectively, and 190,140 and 783,454 for the six month periods ended March 31, 2001 and March 31, 2000, respectively. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended March 31, 2001 and 2000 is presented below.

                                  PREVIO, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             Three Months Ended              Six Months Ended
                               March 31, 2001                 March 31, 2001
                      ------------------------------   ----------------------------

                                            Per-Share                       Per-Share
                      Net Loss    Shares     Amount    Net Loss    Shares    Amount
                      --------   --------   --------   --------   --------  --------
Net Loss              $(1,748)                         $(2,857)

Basic EPS                          6,850     ($0.26)                6,845    ($0.42)

Dilutive Securities                    -                                -
                                 --------                         --------
Diluted EPS                        6,850     ($0.26)                6,845    ($0.42)
                                 ========                         ========

                             Three Months Ended              Six Months Ended
                               March 31, 2000                 March 31, 2000
                      ------------------------------   ----------------------------

                                            Per-Share                       Per-Share
                      Net Loss    Shares     Amount    Net Loss    Shares    Amount
                      --------   --------   --------   --------   --------  --------
Net Loss              $(2,309)                         $(2,759)

Basic EPS                          6,336     ($0.36)                6,212    ($0.44)

Dilutive Securities                    -                                -
                                 --------                         --------
Diluted EPS                        6,336     ($0.36)                6,212    ($0.44)
                                 ========                         ========



NOTE 3. Stock Option Plan Summary
        -------------------------

The following is a summary of stock options outstanding at March 31, 2001:

                                                    OPTIONS OUTSTANDING
                                       -----------------------------------------
                                                         WEIGHTED-
                                                          AVERAGE      WEIGHTED-
                                                         REMAINING     AVERAGE
                                                        CONTRACTUAL    EXERCISE
                                          NUMBER        LIFE (YEARS)    PRICE
                                       -----------   ----------------  ---------
   Price Range
        $1.64 - $3.19..............        387,721         6.00         $2.82
        $3.33 - $3.36..............        311,266         5.05         $3.36
        $3.50 - $4.68..............        551,828         8.84         $3.88
        $4.72 - $7.13..............        450,149         8.61         $5.76
        $7.25 - $12.88.............        459,502         7.69         $8.78
                                       -----------
        $1.64 - $12.88.............      2,160,466         7.49         $5.05
                                       ===========

                                  PREVIO, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The following is a summary of stock options exercisable at March 31, 2001:


                                                  OPTIONS EXERCISABLE
                                                 -----------------------
                                                               WEIGHTED-
                                                                AVERAGE
                                                               EXERCISE
                                                  NUMBER         PRICE
               Price Range
                     $1.64 - $3.19               250,643         $2.66
                     $3.33 - $3.36               288,413         $3.36
                     $3.50 - $4.68               178,797         $3.94
                     $4.72 - $7.13               110,220         $5.55
                     $7.25 - $12.88              249,477         $8.21
                                               ---------
                     $1.64 - $12.88            1,077,550         $4.64
                                               =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Previo's future results could differ materially from those discussed here. During the quarter and six month periods ended March 31, 2001, the Company experienced decreased revenues and operating results and expects to experience decreased revenues in the future, due to the discontinuation of its ReachOut and Replica Tape software products. The Company expects its quarterly results to fluctuate due to the re-focus of the Company and the discontinuation and divestiture of its legacy products. Additional factors that could cause or contribute to differences in future results include but are not limited to: fluctuations in the Company's operating results, market acceptance of the Company's eSupport Essentials product and other new product introductions, the Company's decision to begin offering its software products for sale on a subscription basis during the June 2001 quarter, which could result in lower revenues in the short term, new product introductions by competitors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights, the impact of any strategic transactions the Company may enter into and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility") and in the Company's Form 10-K for the year ended September 30, 2000. Due to these fluctuations and the Company's discontinuation and divestiture of its legacy products, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

         Previo's business is focused on developing and marketing software products that provide automated resolutions to personal computer and laptop computer problems, and protection/recovery of data for desktop and notebook computers used by corporate enterprises. These solutions are aimed at assisting information technology and computer support organizations within these companies to rapidly resolve their end user systems and recovery problems and to better manage the functionality of these systems over their life cycles. Previo's products are sold through a variety of domestic and international channels. The Company has in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and it expects to continue to do so in the future.

         Previo's initial eSupport software offering, which became commercially available in May 2000, is eSupport Essentials. eSupport Essentials implements patented technology that permits the return of an inoperable desktop or notebook computer back to working condition with relative ease of use, while providing for the automated recovery of an entire computer system including the operating system, applications, individual user preferences and all end user data. The results are increased end-user uptime and service levels, faster problem resolution, and significant reductions in support costs and efforts. eSupport Essentials is partially based on the technology used in the Company's former product, Replica NDM. eSupport Essentials builds on the technology introduced in Replica NDM and expands on it by adding features such as system roll-back, which allows users to restore their applications, data and user preferences to an earlier point-in-time as well as adding remote access capabilities (using the technology formerly used in the Company's ReachOut product), which provides additional functionality targeted at the enterprise help-desk market. In addition, the Company entered into an agreement with Miramar Systems, Inc. ("Miramar") pursuant to which it will integrate Miramar's Desktop DNA(TM) system migration technology into Previo's eSupport Essentials product. This integrated product will permit enterprise users to automate the transfer and preservation of all software attributes of a PC or laptop computer when upgrading to a new computer, operating system or both. The Company expects to begin shipping its new product feature, Fast Forward DNA, during the third quarter of fiscal 2001.

         On May 1, 2000, the Company announced an exclusive OEM agreement with Hewlett-Packard Company ("HP"). Under this agreement, Previo's eSupport Essentials serves as the software application core for a network appliance (HP SureStore AutoBackup) and the Company is entitled to receive royalties based on the sales of these products. The sales of this product have been significantly lower than expected. HP is solely responsible for all marketing efforts associated with these products and the Company cannot predict the future sales of these products, and therefore is unable to determine the future royalty revenues it will receive, if any.

         The following discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere within this quarterly report.

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                          Three Months Ended    Six Months Ended
                                              March 31,             March 31,
                                          -----------------     ----------------
                                           2001       2000       2001      2000
                                          ------     ------     ------    ------

Revenues                                   100%       100%       100%      100%
Cost of revenues                             9         22          9        13
                                          ------     ------     ------    ------
Gross margin                                91         78         91        87
                                          ------     ------     ------    ------

Research and development                    50         56         53        48
Sales and marketing                        116        123        101        85
General and administrative                  40         30         36        23
                                          ------     ------     ------    ------
Total operating expenses                   206        209        190       156
                                          ------     ------     ------    ------

Operating loss                            (115)      (131)       (99)      (69)
Interest income                             21         20         23        16
                                          ------     ------     ------    ------

Loss before income taxes                   (94)      (111)       (76)      (53)

Benefit from income taxes                    -          -          -        (1)
                                          ------     ------     ------    ------

Net loss                                   (94)%     (111)%      (76)%     (52)%
                                          ======     ======     ======    ======


         REVENUES. Revenues decreased 11% to $1.9 million for the quarter ended March 31, 2001 from $2.1 million in the quarter ended March 31, 2000, and 28% to $3.8 million for the six months ended March 31, 2001 from $5.3 million for the six months ended March 31, 2000. Included in revenues for the three and six months ended March 31, 2001, are $0.9 million and $1.4 million, respectively, from eSupport Essentials enterprise licenses, maintenance and HP OEM royalties. As discussed above, the Company initiated significant changes to its business strategy, including the planned discontinuation of sales of the ReachOut and Replica Tape products, in order to focus on positioning the Company in the eSupport market. Although the Company is no longer actively marketing these products, the revenues for the March 31, 2001 quarter and six month periods include $1.0 and $2.4 million, respectively, in revenues generated by ReachOut and Replica Tape sales, primarily from the recognition of previously deferred revenues related to license fees and the expiration of return rights for product sold through the distributor/retail channel. The Company expects to recognize declining amounts of revenues related to the ReachOut and Replica Tape products during the fiscal year ended September 30, 2001. This change in business focus coupled with a decline in revenues from a major OEM partner for royalties associated with the Replica Tape product contributed to the decrease in revenues for the March 31, 2001 quarter and six month period. The Company expects current and future revenues to be significantly lower than the comparable prior periods due to the discontinuance of the ReachOut and Replica Tape products.

         International sales were $0.4 million, or 21% of revenues for the quarter ended March 31, 2001, and $0.5 million or 24% of revenues for the quarter ended March 31, 2000, and were $0.9 million or 24% of revenues for the six months ended March 31, 2001 and $1.3 million and 25% of revenues for the six months ended March 31, 2000. The decrease in international revenues in the March 31, 2001 quarter and six months from those in the comparable periods of the prior fiscal year was primarily due to the planned discontinuation of sales of the ReachOut and Replica Tape products, and the reduction in Replica Tape royalties as discussed above. Previo markets and sells to its European accounts from its office in the United Kingdom and markets and sells to the other principal international markets through sales personnel in its San Diego office. International sales were made to customers in Canada, Japan, England, France, Ireland, Germany, Italy and Switzerland.

         The Company has decided to begin offering its software products for sale on a subscription basis, and to offer a managed service product (incorporating Previo's software products), also on a subscription basis. Selling on a "subscription basis" means either a fee per user for a period of time or per use of the product. It is possible that a portion of the Company's future sales will be on a subscription basis beginning in the June 2001 quarter. As the Company phases in the subscription pricing model, it is likely to experience a decline in revenues in the short term. This could occur because one-time perpetual license sales generally result in immediately recognizable revenue, whereas a comparable sale to an enterprise of the same size on a subscription basis would result in smaller per month revenues recognized pro-rata over the duration of the agreement. This pro-rata recognition of revenues and the resultant short term decline in revenues is likely to be further accentuated by the fact that the majority of the Company's sales take place late in the fiscal quarter. Although the Company expects the value of a subscription sale over its lifetime will exceed that of a one-time perpetual license sale for any given customer, the short-term impact on the Company's revenues will likely be negative.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of license fees and the costs of rendering product support services. Gross margins were 91% for the quarter ended March 31, 2001, compared to 78% in the comparable quarter of the prior fiscal year, and were 91% for the six months ended March 31, 2001 compared to 87% for the six months ended March 31, 2000. The lower gross margins in the fiscal 2000 quarter and six month period are primarily due to obsolescence reserves taken for discontinued box product inventory, related to the Company's discontinuation of sales of its ReachOut and Replica Tape products, as discussed above.

         RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, fees paid to outside contractors and non-recurring engineering fees. Such expenses were $0.9 million and $1.2 million for the quarters ended March 31, 2001 and March 31, 2000, respectively, and were $2.0 million and $2.5 million for the six months ended March 31, 2001 and March 31, 2000, respectively. The decrease in research and development costs from the prior year's quarter is primarily due to lower costs for product localization and salary expense in the quarter ended in March 31, 2001 than in the comparable period of the prior fiscal year. The higher salary costs in the March 31, 2000 quarter were related to a targeted employee retention program the Company implemented for its development facility. The lower costs for the six month period ended March 31, 2001 than for the six months ended March 30, 2000, were primarily due to lower consulting costs, related to consultants who had been retained to assist the Company with certain non-recurring engineering in the prior fiscal year, as well as lower costs for product localization in the current periods and the lower salary expense discussed above. The Company expects to continue to invest in the development of products for which it believes there is a need in the eSupport market; however, the research and development programs invested in by the Company may not be successful and any products resulting from such programs may not achieve market acceptance.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions and employment benefits of sales and marketing personnel, and consulting, advertising, promotion, travel and other overhead expenses. Such expenses were $2.1 million for the quarter ended March 31, 2001 and $2.6 million for the quarter ended March 31, 2000 and were $3.8 million and $4.5 million for the six month periods ended March 31, 2001 and March 31, 2000, respectively. The decrease in expenses in the quarter and six months ended March 31, 2001 compared to those of the quarter and six months ended March 31, 2000 is primarily due to less spending on marketing programs during the fiscal 2001 quarter and six month period combined with a larger portion of ongoing customer support costs being allocated to cost of sales during the 2001 periods, consistent with the revenue generating activities they directly support. Consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense and are expected to increase in future quarters.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.8 million for the quarter ended March 31, 2001, $0.6 million for the quarter ended March 31, 2000, and $1.4 million and $1.2 million for the six months ended March 31, 2001 and March 31, 2000, respectively. The increase in general and administrative expenses in the three and six months ended March 31, 2001 over those in the three and six months ended March 31, 2000 are primarily due to higher costs for salaries, legal services associated with current litigation, consulting and corporate franchise taxes. General and administrative expenses are expected to increase throughout the current fiscal year.

         INTEREST INCOME. Interest income was $0.4 million for the quarters ended March 31, 2001 and 2000, respectively, and $0.9 million and $0.8 million for the six months ended March 31, 2001 and March 31, 2000, respectively.

         INCOME TAXES. The effective tax rates for the March 2001 and 2000 quarters were based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years, if any. The effective income tax rate for the quarter and six months ended March 31, 2001 was 0% as the Company does not project taxable income for the current fiscal year and has a full valuation allowance against its deferred tax asset. The benefit recorded in the March 31, 2000 six month period reflected refunds the Company recognized as a result of net operating loss carry-backs.

         QUARTERLY TRENDS. Fluctuations in quarterly results are expected to be significantly impacted by the cessation of revenues from discontinued product lines, ReachOut and Replica Tape. Management does not expect the revenue streams from its eSupport Essentials products to offset the decrease from the discontinued product lines until fiscal 2002. In addition, the Company historically has experienced significant fluctuations in its revenues and operating results, including net income (loss), and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its perpetual software license sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement may have the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, delays in product development and licensing of the Company's products and core technology. In addition, the Company's eSupport Essentials product offering often has a lengthy evaluation period before any purchase is made. Additionally, as discussed above under "Revenues," the Company has decided to offer its software products for sale on a subscription basis, which could result in lower revenues in the short term. Also, Hewlett-Packard ("HP") partners with the Company to produce a network appliance (HP SureStore AutoBackup). HP is responsible for the marketing, sale and distribution of the SureStore AutoBackup product. The Company receives royalties for each appliance sold by HP. The sales of this product have been lower than expected. The Company is unable to predict the future sales of these products, and therefore is uncertain what future royalty revenues it may receive, if any. The Company expects that the combination of transitioning to subscription pricing, anticipated lower royalties from HP, and increased operating expenses as the Company broadens its reach in the eSupport market, will likely postpone the Company's profitability into the following fiscal year.

         SEASONALITY. The software industry has typically experienced some seasonal variations in demand. The Company believes that its software sales are subject to similar seasonal variations which, when combined with the other factors described above, are likely to result in fluctuations in the Company's quarterly results. As a result, historical quarter-to-quarter comparisons should not be relied upon as indicative of future performance.

         OPERATING SYSTEMS. eSupport Essentials server component runs on Windows NT 4.0 Server with client support for Windows 98, Windows 95, Windows NT Workstations and Windows 2000 Professional. The Company expects to support Windows 2000 server and Windows XP during calendar 2001. Future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

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

    Also, the Company's eSupport Essentials product may be perceived to compete with well-established back-up products from Computer Associates, Inc., Veritas Software Corporation and Legato Systems, Inc., all of which have established channels of distribution and installed customer bases. The Company has entered into an OEM license with HP that authorizes HP to resell core eSupport Essentials technology under certain conditions (see discussion in "Quarterly Trends" section above). The Company expects to realize less revenue per unit than it would if it sold the products itself. As a result, the Company could realize less revenue from its relationship with HP than it might have otherwise obtained by only directly selling eSupport Essentials. Also, eSupport Essentials is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing eSupport Essentials under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of eSupport Essentials will be necessary.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and marketable securities decreased by $3.1 million to $26.7 million at March 31, 2001 from those at September 30, 2000. The decrease was primarily due to cash used in general operations, partially offset by the liquidation of accounts receivable balances. Working capital decreased by $2.6 million to $23.3 million at March 31, 2001 from that at September 30, 2000.

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

                            PART II-OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
              On March 15, 2001, the Company filed suit in the U.S. District Court for the Northern District of California against Support.com for infringement of Previo's U.S. Patent No. 5,778,395. In the suit, Previo alleges that Support.com is selling software products that infringe Previo's valuable patent. Previo seeks compensation and a permanent injunction against Support.com's continuing infringement.

              On May 1, 2001, the Company filed suit in the U.S. District Court for the Northern District of California against Connected Corporation for infringement of Previo's U.S. Patent No. 5,778,395. In the suit, Previo alleges that Connected Corporation is selling software products that infringe Previo's valuable patent. Previo seeks compensation and a permanent injunction against Connected's continuing infringement.

              In addition, from time to time the Company is involved in certain litigation arising out of its operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
            Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
            Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on March 7, 2001. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the 2002 Annual Meeting of Stockholders or until his successor is elected and (ii) ratified the selection of PricewaterhouseCoopers, LLP as the Company's independent accountants for the fiscal year ending September 30, 2001.

              The Company had 6,843,803 shares of Common Stock outstanding as of January 18, 2001, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 6,391,184 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

              Proposal 1:  Election of Directors
              ----------------------------------
                                             Voting Shares        Voting Shares
                 Director                    In Favor             Withheld
                 --------                    --------             --------

                 Gary W. Clow                6,372,324            18,860
                 Robert W. Johnson, Ph.D.    6,372,324            18,860
                 Antonio Perez               6,372,324            18,860
                 Peter D. Schleider          6,372,324            18,860
                 Corey M. Smith              6,372,324            18,860
                 Tom Dilatush                6,373,324            18,860

              There were no votes cast against the election of any of the directors listed above.


              Proposal 2: Ratification of Selection of PricewaterhouseCoopers, LLP as Independent Accountants
              ------------------------------------------------------------------

                 Votes in favor:                              6,381,391
                 Votes against:                                   3,277
                 Abstentions:                                     6,516




ITEM 5.  OTHER INFORMATION
            Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.






                                                     Previo, Inc.


Date:  May 13, 2001                             /s/ Clifford L. Flowers
                                       ----------------------------------------
                                                  Clifford L. Flowers
                                              (Vice President of Finance,
                                              Chief Financial Officer and
                                          Principal Financial and Accounting
                                                       Officer)



Date:  May 13, 2001                                /s/ Tom Dilatush
                                       ----------------------------------------
                                                     Tom Dilatush
                                             (Chief Executive Officer and
                                               Duly Authorized Officer)