Form 10-Q
period 2001-06-30
PREVIO INC
filed 2001-08-14
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                  YES  X                          NO
                      ----                           ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 3, 2001.

Common Stock, par value $0.001 per share                        6,867,648 shares

                                  PREVIO, INC.



                                      INDEX


PART I.          FINANCIAL INFORMATION

        Item 1.  Financial Statements                                      Page
                                                                           ----
                 Condensed Consolidated Balance Sheets
                        as of June 30, 2001 (unaudited) and
                        September 30, 2000                                   3

                 Condensed Consolidated Statements of
                        Operations for the three and nine months
                        ended June 30, 2001 and 2000, (unaudited)            4

                 Condensed Consolidated Statements of Cash
                        Flows for the nine months ended
                        June 30, 2001 and 2000, (unaudited)                  5

                 Notes to Unaudited Condensed Consolidated Financial
                        Statements                                           6

        Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                           8

        Item 3.  Quantitative and Qualitative Disclosures about
                           Market Risk                                      14


PART II.         OTHER INFORMATION

        Item 1.  Legal Proceedings                                          15

        Item 2.  Changes in Securities and Use of Proceeds                  15

        Item 3.  Defaults Upon Senior Securities                            15

        Item 4.  Submission of Matters to a Vote of Security Holders        15

        Item 5.  Other Information                                          15

        Item 6.  Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                                  16

                                  PREVIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                       June 30,    September 30,
                                                         2001           2000
                                                      ---------      ---------
                                                     (UNAUDITED)

Current assets:
     Cash and cash equivalents                        $ 21,676       $ 17,862
     Marketable securities                               1,982         11,872
     Accounts receivable                                   374          1,455
     Other current assets                                1,156            220
                                                      ---------      ---------
         Total current assets                           25,188         31,409

Property and equipment, net                              1,486          1,723
Other assets                                               295            344
                                                      ---------      ---------
                                                      $ 26,969       $ 33,476
                                                      =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 $    960       $    855
     Deferred revenue                                      455            921
     Accrued expenses and other
       current liabilities                               2,586          3,773
                                                      ---------      ---------
         Total current liabilities                       4,001          5,549

Other liabilities                                           17             17
                                                      ---------      ---------
                                                         4,018          5,566
                                                      ---------      ---------

Stockholders' equity
     Common stock at par value                               9              9
     Additional paid in capital                         80,245         80,081
     Treasury stock                                    (41,347)       (41,347)
     Cumulative translation adjustment                     (55)           (70)
     Accumulated deficit                               (15,901)       (10,763)
                                                      ---------      ---------
         Total stockholders' equity                     22,951         27,910
                                                      ---------      ---------
                                                      $ 26,969       $ 33,476
                                                      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements


                                            PREVIO, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             (UNAUDITED)


                                                  Three Months Ended            Nine Months Ended
                                                       June 30,                      June 30,
                                                       --------                      --------
                                                  2001           2000           2001           2000
                                                  ----           ----           ----           ----
Net revenues                                   $  1,628       $  1,096       $  5,409       $  6,358

Cost of revenues                                    196            143            530            849
                                               ---------      ---------      ---------      ---------

Gross margin                                      1,432            953          4,879          5,509
                                               ---------      ---------      ---------      ---------

Operating expenses:
    Research and development                        943          1,279          2,959          3,793
    Sales and marketing                           2,285          2,891          6,083          7,368
    General and administrative                      758            928          2,116          2,144
                                               ---------      ---------      ---------      ---------

        Total operating expenses                  3,986          5,098         11,158         13,305
                                               ---------      ---------      ---------      ---------

Operating loss                                   (2,554)        (4,145)        (6,279)        (7,796)

Interest income                                     273            473          1,141          1,303
                                               ---------      ---------      ---------      ---------

Loss before income taxes                         (2,281)        (3,672)        (5,138)        (6,493)

Benefit from income taxes                             -              -              -            (62)
                                               ---------      ---------      ---------      ---------

Net loss                                       $ (2,281)      $ (3,672)      $ (5,138)      $ (6,431)
                                               =========      =========      =========      =========


Loss per common share, basic and diluted:      $  (0.33)      $  (0.56)      $  (0.75)      $  (1.02)

Weighted average common shares,
         basic and diluted                        6,863          6,503          6,851          6,288


Net loss                                       $ (2,281)      $ (3,672)      $ (5,138)      $ (6,431)
Cumulative translation adjustment                     6             46             15             49
                                               ---------      ---------      ---------      ---------

Comprehensive loss                             $ (2,275)      $ (3,626)      $ (5,123)      $ (6,382)
                                               =========      =========      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements

                                  PREVIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                           Nine Months Ended
                                                                June 30,
                                                                --------
                                                           2001          2000
                                                           ----          ----
Cash flows from operating activities:
     Net loss                                           $ (5,138)      $ (6,431)
     Adjustments required to reconcile net loss
        to net cash used by operating activities:
        Depreciation and amortization                        749            977
        Stock-based compensation                             (25)            57
     Changes in assets and liabilities:
        Accounts receivable                                1,081          1,861
        Inventories                                            -            240
        Other assets                                        (917)          (222)
        Accounts payable                                     105             34
        Income taxes payable                                 (52)             -
        Deferred revenue                                    (466)           269
        Accrued expenses and other current liabilities    (1,135)           (39)
                                                        ---------      ---------
           Net cash used by operating activities          (5,798)        (3,254)
                                                        ---------      ---------

Cash flows from investing activities:
     Purchases of marketable securities                  (28,610)        (8,289)
     Sales of marketable securities                       38,500         29,000
     Purchases of property and equipment                    (482)        (1,281)
                                                        ---------      ---------
           Net cash provided by investing activities       9,408         19,430
                                                        ---------      ---------

Cash flows from financing activities:
     Issuance of common stock                                189          2,487
                                                        ---------      ---------
           Net cash provided by financing activities         189          2,487
                                                        ---------      ---------

Effect of exchange rates on cash and cash equivalents         15             49

Net increase in cash and cash equivalents                  3,814         18,712

Cash and cash equivalents at beginning of period          17,862          9,079
                                                        ---------      ---------
Cash and cash equivalents at end of period              $ 21,676       $ 27,791
                                                        =========      =========

Supplemental non-cash activities:

   Conversion of deferred compensation to equity upon
      exercise of common stock options                  $      -       $    110
                                                        =========      =========

 See accompanying notes to unaudited condensed consolidated financial statements

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

The accompanying unaudited condensed consolidated financial statements of Previo, Inc. ("Previo" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended September 30, 2000. (On April 25, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc. Therefore, some filings and financial statements that are referenced were originally filed or reported under the Stac Software, Inc. name.) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of June 30, 2001 and its results of operations for the three and nine month periods ended June 30, 2001 and 2000, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.


NOTE 2. Loss Per Share: (table amounts in thousands, except per share amounts)
        --------------

Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net loss remains the same for the calculations of basic EPS and diluted EPS. The following common stock equivalents were excluded from the calculation because they are anti-dilutive:
345,175 and 658,107 for the quarters ended June 30, 2001 and June 30, 2000, respectively, and 150,673 and 748,273 for the nine month periods ended June 30, 2001 and June 30, 2000, respectively. These calculations are the same for basic and diluted EPS for the three and nine months ended June 30, 2001 and 2000.

                                  PREVIO, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. Stock Option Plan Summary
        -------------------------

The following is a summary of stock options outstanding at June 30, 2001:

                                                  OPTIONS OUTSTANDING
                                      ------------------------------------------
                                                        WEIGHTED-
                                                         AVERAGE      WEIGHTED-
                                                        REMAINING      AVERAGE
                                                       CONTRACTUAL    EXERCISE
                                         NUMBER       LIFE (YEARS)      PRICE
                                         ------       ------------      -----
Price Range
     $1.64 - $3.19..............        420,032          6.06           $2.78
     $3.33 - $3.36..............        311,266          4.80           $3.36
     $3.50 - $3.76..............        395,617          8.92           $3.69
     $3.80 - $7.13..............        562,660          8.16           $5.33
     $7.25 - $12.88.............        365,788          7.12           $8.18
                                    -----------
     $1.64 - $12.88.............      2,055,363          7.18           $4.70
                                    ===========


The following is a summary of stock options exercisable at June 30, 2001:


                                                  OPTIONS EXERCISABLE
                                              --------------------------
                                                              WEIGHTED-
                                                               AVERAGE
                                                              EXERCISE
                                               NUMBER          PRICE
                                               ------          -----
Price Range
      $1.64 - $3.19                           261,893         $2.68
      $3.33 - $3.36                           295,477         $3.36
      $3.50 - $3.76                           130,492         $3.67
      $3.80 - $7.13                           234,205         $5.24
      $7.25 - $12.88                          266,260         $8.24
                                            ---------
      $1.64 - $12.88                        1,188,327         $4.71
                                            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties. Previo's future results could differ materially from those discussed here. The Company expects its quarterly results to fluctuate due to the re-focus of the Company into the eSupport market and the related discontinuation and divestiture of its legacy products. Additional factors that could cause or contribute to differences in future results include but are not limited to: fluctuations in the Company's operating results, market acceptance of the Company's eSupport Essentials product and other new product introductions, the Company's decision to begin offering its software products for sale on a subscription basis during the June 2001 quarter, which could result in lower revenues in the short term, the results of the Company's recent restructurings, new product introductions by competitors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights, the impact of any strategic transactions the Company may enter into and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility") and in the Company's Form 10-K for the year ended September 30, 2000. Due to these fluctuations and the Company's discontinuation and divestiture of its legacy products, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

         Previo's business is focused on developing and marketing software products that improve the reliability, resiliency, and flexibility of business information technology (IT). Within these businesses, IT organizations (including support organizations) use Previo's products to automatically resolve IT problems, to remotely repair IT problems, to migrate users from one computer or operating system to another, and for other related purposes. The Company has in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and it expects to continue to do so in the future.

         Previo's initial eSupport software offering, which became commercially available in May 2000, is eSupport Essentials. eSupport Essentials implements patented technology that permits the return of an inoperable desktop or notebook computer back to working condition with relative ease, while providing for the automated recovery of an entire computer system including the operating system, applications, individual user preferences and all end user data. The results are increased end-user uptime and service levels, faster problem resolution, and significant reductions in support costs and efforts. eSupport Essentials is partially based on the technology used in the Company's former product, Replica NDM. eSupport Essentials builds on the technology introduced in Replica NDM and expands on it by adding features such as system roll-back, which allows users to restore their applications, data and user preferences to an earlier point-in-time as well as adding remote access capabilities (using the technology formerly used in the Company's ReachOut product), which provides additional functionality targeted at the enterprise help-desk market. In addition, the Company entered into an agreement with Miramar Systems, Inc. ("Miramar") pursuant to which has integrated Miramar's Desktop DNA(TM) system migration technology into Previo's eSupport Essentials product. This integrated product permits enterprise users to automate the transfer and preservation of user data and settings when upgrading to a new computer, operating system or both. The Company began shipping its new product feature, Fast ForwarDNA, powered by Miramar's Desktop DNA technology, during the third quarter of fiscal 2001.

         On August 6, 2001, the Company announced its intention to restructure its worldwide business. This restructuring includes the closure of the Company's United Kingdom facility and reductions in staff in its Estonian and San Diego offices. Restructuring charges associated with these reductions are expected to be between $1.0 million and $1.2 million. Consistent with generally accepted accounting principles, the restructuring charge will be taken during the Company's fourth fiscal quarter, ending on September 30, 2001. The intention of the restructuring is to allow the Company to decrease its expenses and to use its resources to focus on the increased number of marketing leads (as is evidenced by numbers of potential customers registering on the Company's website) in North America.

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere within this quarterly report.


RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                   Three Months Ended                  Nine Months Ended
                                        June 30,                            June 30,
                                        --------                            --------
                                2001               2000               2001             2000
                                ----               ----               ----             ----
Revenues                           100%               100%               100%              100%
Cost of revenues                    12                 13                 10                13
                             ----------         ----------         ----------        ----------
Gross margin                        88                 87                 90                87
                             ----------         ----------         ----------        ----------

Research and development            58                117                 55                59
Sales and marketing                140                264                112               116
General and administrative          47                 84                 39                34
                             ----------         ----------         ----------        ----------
Total operating expenses           245                465                206               209
                             ----------         ----------         ----------        ----------

Operating loss                    (157)              (378)              (116)             (122)
Interest income                     17                 43                 21                20
                             ----------         ----------         ----------        ----------

Loss before income taxes          (140)              (335)               (95)             (102)

Benefit from income taxes            -                  -                  -                (1)
                             ----------         ----------         ----------        ----------

Net loss                          (140)%             (335)%              (95)%            (101)%
                             ==========         ==========         ==========        ==========

         REVENUES. Revenues increased 49% to $1.6 million for the quarter ended June 30, 2001 from $1.1 million in the quarter ended June 30, 2000 primarily due to increased sales of the Company's eSupport Essentials product ($0.8 million in the June 30, 2001 quarter, compared to $0.4 million in the June 30, 2000 quarter) as well as the recognition of previously deferred amounts related to legacy products. Revenues decreased 15% to $5.4 million for the nine months ended June 30, 2001 from $6.4 million for the nine months ended June 30, 2000. Included in these amounts are revenues from enterprise and OEM customers for eSupport Essentials products which totaled $2.7 million and $1.4 million, for the nine-month periods ended June 30, 2001 and June 30, 2000, respectively.

         As discussed above, the Company initiated significant changes to its business strategy, including the planned discontinuation of sales of the ReachOut and Replica Tape products, in order to focus on positioning the Company in the eSupport market. Although the Company is no longer actively marketing these products, the revenues for the June 30, 2001 quarter and nine-month periods include $0.8 and $2.8 million, respectively, in revenues generated by ReachOut and Replica Tape sales, primarily from the recognition of previously deferred revenues related to license fees and the expiration of return rights for product sold through the distributor/retail channel. The Company expects to recognize declining amounts of revenues related to the ReachOut and Replica Tape products during the remainder of the fiscal year ended September 30, 2001. This change in business focus coupled with a decline in revenues from a major OEM partner for royalties associated with the Replica Tape product contributed to the decrease in revenues for the June 30, 2001 nine-month period. The Company expects current and future revenues to be significantly lower than historical prior periods due to the discontinuance of the ReachOut and Replica Tape products.

         International sales were $0.2 million, or 14% of revenues for the quarter ended June 30, 2001, and $0.2 million or 22% of revenues for the quarter ended June 30, 2000, and were $1.1 million or 21% of revenues for the nine months ended June 30, 2001 and $1.5 million and 23% of revenues for the nine months ended June 30, 2000. The decrease in international revenues in the June 30, 2001 quarter and nine months from those in the comparable periods of the prior fiscal year was primarily due to the planned discontinuation of sales of the ReachOut and Replica Tape products, and the reduction in Replica Tape royalties as discussed above. Previo previously marketed and sold to its European accounts from its office in the United Kingdom. The Company closed its office in the United Kingdom in August 2001 and intends to focus its marketing and selling efforts on North America. International sales in fiscal 2001 were made to customers in Canada, Japan, England, France, Ireland, Germany, Italy and Switzerland. Because the Company has decided to focus its marketing and selling efforts in North America, it anticipates a decline in future international sales.

         The Company began offering its software products for sale on a subscription basis during the June 2001 quarter. Selling on a "subscription basis" means either a fee per user for a period of time or per use of the product. It is possible that a portion of the Company's future sales will be on a subscription basis beginning in the September 2001 quarter. As the Company phases in the subscription pricing model, it is likely to experience a decline in revenues in the short term. This could occur because one-time perpetual license sales generally result in immediately recognizable revenue, whereas a comparable sale to an enterprise of the same size on a subscription basis would result in smaller per month revenues recognized pro-rata over the duration of the agreement. This pro-rata recognition of revenues and the resultant short term decline in revenues is likely to be further accentuated by the fact that historically the majority of the Company's sales take place late in the fiscal quarter. Although the Company expects the value of a subscription sale over its lifetime will exceed that of a one-time perpetual license sale for any given customer, the short-term impact on the Company's revenues will likely be negative.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of license fees and the costs of rendering product support services. Gross margins were 88% for the quarter ended June 30, 2001, compared to 87% in the comparable quarter of the prior fiscal year, and were 90% for the nine months ended June 30, 2001 compared to 87% for the nine months ended June 30, 2000. The lower gross margins in the fiscal 2000 nine-month period are primarily due to obsolescence reserves taken for discontinued box product inventory, related to the Company's discontinuation of sales of its ReachOut and Replica Tape products, as discussed above.

         RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, fees paid to outside contractors and non-recurring engineering fees. Such expenses were $0.9 million and $1.3 million for the quarters ended June 30, 2001 and June 30, 2000, respectively, and were $3.0 million and $3.8 million for the nine months ended June 30, 2001 and June 30, 2000, respectively. The decrease in research and development costs from the prior year's quarter and nine month period were primarily due to lower consulting costs, related to consultants who had been retained to assist the Company with certain non-recurring engineering related to the Company's Replica Tape product in the prior fiscal year, as well as lower costs for product localization in the current periods. The Company expects to continue to invest in development for which it believes there is a need in the eSupport market; however, the research and development programs invested in by the Company may not be successful and any products resulting from such programs may not achieve market acceptance.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions and employment benefits of sales and marketing personnel, and consulting, advertising, promotion, travel and other overhead expenses. Such expenses were $2.3 million for the quarter ended June 30, 2001 and $2.9 million for the quarter ended June 30, 2000 and were $6.1 million and $7.4 million for the nine-month periods ended June 30, 2001 and June 30, 2000, respectively. Expenses in the June 2001 quarter were less than those in the June 2000 quarter primarily due to lower spending on salaries and commissions, marketing programs and recruiting in the June 2001 quarter. Also, the June 2000 quarter included a charge taken for anticipated rent expense related to abandonment of a European facility. The decrease in expenses in the nine-month period ended June 30, 2001 compared to those of the nine-month period ended June 30, 2000 is primarily due to lower spending on marketing programs and recruiting during the fiscal 2001 nine-month period as well as the charge to rent expense mentioned above. Additionally, a larger portion of ongoing customer support costs is being allocated to cost of sales in the fiscal 2001 nine-month period, consistent with the revenue generating activities they directly support. In light of the Company's current focus on marketing and sales efforts in North America, consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.8 million for the quarter ended June 30, 2001, $0.9 million for the quarter ended June 30, 2000, and $2.1 million for each of the nine months ended June 30, 2001 and June 30, 2000, respectively. The decrease in expenses in the quarter ended June 30, 2001 from the quarter ended June 30, 2000 is primarily due to one-time salary and legal charges recorded in the quarter ended June 30, 2000. General and administrative expenses are expected to remain a significant ongoing operating expense.

         INTEREST INCOME. Interest income was $0.3 million for the quarter ended June 30, 2001 $0.5 million for the quarter ended June 30, 2000, and $1.1 million and $1.3 million for the nine months ended June 30, 2001 and June 30, 2000, respectively. The decrease in interest income in both the quarter and nine months ended June 30, 2001 from the quarter and nine months ended June 30, 2000 was is due to lower invested cash balances, combined with lower interest rates.

         INCOME TAXES. The effective tax rates for the June 2001 and 2000 quarters were based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years, if any. The effective income tax rate for the quarter and nine months ended June 30, 2001 was 0% as the Company does not project taxable income for the current fiscal year and has a full valuation allowance against its deferred tax assets. The benefit recorded in the June 30, 2000 nine month period reflected refunds the Company recognized as a result of net operating loss carry-backs.

         QUARTERLY TRENDS. Fluctuations in quarterly results are expected to be significantly impacted by the cessation of revenues from discontinued product lines, ReachOut and Replica Tape. Management does not expect the revenue streams from its eSupport Essentials products to offset the decrease from the discontinued product lines until at least fiscal 2002. In addition, the Company historically has experienced significant fluctuations in its revenues and operating results, including net income (loss), and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its perpetual software license sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement historically has had the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, delays in product development and licensing of the Company's products and core technology. In addition, the Company's eSupport Essentials product offering often has a lengthy evaluation period before any purchase is made.

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

         OPERATING SYSTEMS. eSupport Essentials server component runs on Windows NT 4.0 Server with client support for Windows 98, Windows 95, Windows NT Workstations, Windows 2000 Professional and Windows 2000 server. The Company expects to support Windows XP during calendar 2002. Future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

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

         STOCK PRICE VOLATILITY. Due to the factors noted above, and general market conditions, the Company's future earnings and therefore, its stock price has been and may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls in the Company's earnings could be caused by shortfalls in revenues and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities decreased by $6.1 million to $23.7 million at June 30, 2001 from those at September 30, 2000. The decrease was primarily due to cash used in general operations, partially offset by the liquidation of accounts receivable balances. Working capital decreased by $4.7 million to $21.2 million at June 30, 2001 from that at September 30, 2000.

         The Company expects operating expenses to decline to approximately $3.0 million per quarter beginning with the December 31, 2000 quarter, and believes that existing cash balances and funds provided by operations will be sufficient to finance the working capital requirements of the consolidated company for at least the next twelve months.

         On May 1, 2000, the Company announced an exclusive OEM agreement with Hewlett-Packard Company ("HP"). Under this agreement, Previo's eSupport Essentials serves as the software application core for a network appliance (HP SureStore AutoBackup) and the Company is entitled to receive royalties based on the sales of these products, if any. The sales of this product have been significantly lower than expected, and the Company is receiving less revenue per unit than it would if it sold the product itself. HP is solely responsible for all marketing efforts associated with these products and the Company cannot predict the future sales of these products, and therefore is unable to determine the future royalty revenues it will receive, if any. Under the agreement with HP, HP can decide at any time to discontinue selling the HP SureStore AutoBackup product, and, if it does so, the Company will not receive any future royalties.

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

         The Company's foreign currency risks are mitigated principally by maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's subsidiary in the United Kingdom are kept in the local currencies for the European countries in which they do business, with excess funds transferred to Previo's offices in the United States for investment. The Company closed its subsidiary in the United Kingdom in August 2001.

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

         On May 1, 2001, the Company filed suit in the U.S. District Court for the Northern District of California against Connected Corporation ("Connected") for infringement of Previo's U.S. Patent No. 5,778,395. In the suit, Previo alleges that Connected Corporation is selling software products that infringe Previo's valuable patent. Previo seeks compensation and a permanent injunction against Connected's continuing infringement. On July 3, 2001 Connected filed a separate suit against Previo, claiming the Company is selling software products that infringe on its Patent No. 5,765,163, and seeking preliminary and permanent injunctions. The Company believes this suit is retaliatory and without merit and has asked the court to combine it with the suit it previously filed.

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






                                                        Previo, Inc.


Date:  August 13, 2001                             /s/ Clifford L. Flowers
                                              ----------------------------------
                                                     Clifford L. Flowers
                                                 (Vice President of Finance,
                                                 Chief Financial Officer and
                                              rincipal Financial and Accounting
                                                          Officer)



Date:  August 13, 2001                                /s/ Tom Dilatush
                                              ----------------------------------
                                                        Tom Dilatush
                                                (Chief Executive Officer and
                                                  Duly Authorized Officer)