Form 10-K
period 2001-09-30
PREVIO INC
filed 2001-12-31
CIK 885073

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

--------------------------------------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________
--------------------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 21, 2001 was $6,479,348.*

The number of shares outstanding of the Registrant's Common Stock was 6,881,062 as of December 21, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders to be held on March 6, 2002 (the "2002 Annual Meeting") is incorporated herein by reference into Part III of this Report.

                                  ------------

* Excludes the Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding at December 21, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

          EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. PREVIO, INC.'S ("PREVIO" OR "THE COMPANY") FUTURE RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES IN FUTURE RESULTS INCLUDE BUT ARE NOT LIMITED TO:
FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS, NEW PRODUCT INTRODUCTIONS BY THE COMPANY, MARKET ACCEPTANCE OF THE COMPANY'S CURRENT AND NEW PRODUCT INTRODUCTIONS, NEW PRODUCT INTRODUCTIONS BY COMPETITORS, TECHNOLOGICAL CHANGES IN THE PERSONAL COMPUTER AND COMMUNICATIONS INDUSTRIES, UNCERTAINTIES REGARDING INTELLECTUAL PROPERTY RIGHTS AND THE OTHER FACTORS REFERRED TO HEREIN (INCLUDING, BUT NOT LIMITED TO, THE FACTORS DISCUSSED BELOW IN "OPERATING SYSTEMS" AND "COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS," AND UNDER "REVENUES," "QUARTERLY TRENDS," "SEASONALITY," AND "STOCK PRICE VOLATILITY" IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

    Previo's business is focused on the development and marketing of software products that support business continuity. The Company's products are designed to provide swift, reliable personal computer ("PC") and server recovery from virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment. These capabilities are increasingly important as companies become more dependent on PCs and the risk of loss or damage rises due to greater mobility and connectivity, as well as deliberate acts of destruction.

    Previo's products for business continuity are targeted at three distinct market segments: enterprise eSupport, technology migration, and small to mid-size business ("SMB") PC problem management.

    o Enterprise eSupport - Previo products enable enterprise Help Desk organizations to provide faster and more complete service, thereby maximizing employee and business productivity and uptime.
    o Technology migration - Previo products are designed to significantly automate the technology migration process, simplifying and reducing the time it takes to upgrade PC users to new software platforms and/or to new PC hardware.
    o SMB problem management - Previo products and technology are also marketed and delivered via a turn-key hardware appliance that enables smaller or more distributed businesses to take advantage of Previo's solutions while benefiting from the simplified functionality of a network appliance.

    The Company's products resolve many types of problems more quickly than a computer professional or user otherwise could using ordinary diagnose-and-repair techniques. These problem types include corrupted software or data, user errors, configuration problems, application conflicts, virus attacks, accidentally deleted files, hard disk failures, and lost or stolen personal computers. The results are increased end-user uptime and service levels, faster problem resolution, and significant reductions in support costs and efforts.

    The ability to recover quickly from any of the problems discussed above is an important component in today's business environment, where businesses may have to deal with the harsh realities of physical attack, facilities loss, computer virus or worm attacks, or other disasters. The Company's products help ensure business continuity in the event of such unfortunate occurrences.

    Previo began shipping its eSUPPORT ESSENTIALS product in May 2000. eSUPPORT ESSENTIALS enables information technology ("IT") personnel and even non-technical PC users to quickly recover lost files and restore faulty systems. Patented compression technologies ensure that minimal network traffic and data storage is required. When PCs become inoperable, eSUPPORT ESSENTIALS can restore them to full use with exactly the same look-and-feel and content as before the event that caused the damage. When a PC is stolen, eSUPPORT ESSENTIALS can restore its software to another PC with exactly the same look-and-feel and content as the stolen PC. eSUPPORT ESSENTIALS also enables Help Desk staff to assist users by taking temporary control of their PC from a different location. This is handy for how-to training as well as problem diagnosis. eSUPPORT ESSENTIALS lowers the cost of fixing the problems by reducing the overall amount of technician time involved, lowering the skill level required by the technician, and resolving more trouble calls during the first contact. Most importantly, eSUPPORT ESSENTIALS quickly gets employees and businesses back up and running, minimizing the impact to business continuity.

    During the third quarter of fiscal 2001 Previo announced FASTFORWARDNA, powered by Miramar System Inc.'s ("Miramar") Desktop DNA. FASTFORWARDNA is designed to help organizations significantly lower migration costs and speed migration projects by automating and simplifying the PC migration process, from preparation to execution to post-migration support. Leveraging off the core technology used in eSUPPORT ESSENTIALS, FASTFORWARDNA is especially well suited for the scalability required by large enterprise migration projects.

    During the fourth quarter of fiscal 2001, Previo announced the availability of the PREVIO SUPPORT APPLIANCE ("APPLIANCE"). The APPLIANCE is a plug-and-play device that delivers Previo's software solutions preinstalled on a network appliance, simplifying deployment and use, making the APPLIANCE especially well suited for providing business continuity protection to the SMB and distributed enterprise market.

    On August 6, 2001, the Company implemented its decision to restructure its worldwide business. This restructuring includes the closure of the Company's United Kingdom facility and reductions in staff in its offices in Estonia and San Diego. Restructuring charges associated with these reductions were $0.9 million and were recorded during the fourth quarter of fiscal 2001. The intention of the restructuring was to allow the Company to decrease its expenses and to use its resources to focus on customer opportunities in North America.

    On April 25, 2000, the Company changed its name to Previo, Inc., from Stac Software, Inc., by way of a merger of its wholly owned subsidiary Previo, Inc., with and into the Company, pursuant to the Delaware General Corporation Law. References in this Report on Form 10-K to Stac Software, Inc. or Stac, Inc. mean the Company. The Company's symbol on the NASDAQ Stock Market's National Market System, "STAC", was changed to "PRVO" in connection with the name change.

    In addition, on December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn, Inc. ("Hi/fn"), subsidiary to its stockholders. Hi/fn was a majority-owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. As a result of the spin-off, Hi/fn has been accounted for as a discontinued operation in the Company's Consolidated Statement of Operations. Hi/fn is currently traded on NASDAQ under the symbol HIFN.

BACKGROUND

MARKETS

eSUPPORT

    eSupport is a growing market for software that enables Help Desk personnel as well as end users to solve a wide variety of technology problems. The benefits to companies include enhanced business continuity, increased end-user satisfaction and productivity, and more effective deployment of technical personnel and resources. In some cases, such as recovery from a widespread virus, use of eSupport Essentials may make the difference between a company remaining open for business, or being forced to close while it struggles to restore damaged or destroyed data. While eSupport technologies can be directed at supporting either internal PC users (employees) or external PC users (customers), Previo's products are focused on the internal enterprise PC users.

    The increasing need for eSupport technology for has been driven by several factors. Every year there are more PCs in operation in the United States and worldwide. Further, an increasing number of these computers are notebook models that are more prone to loss or damage, or are more dependent upon support simply because they are often physically removed from the Help Desk organization. At the same time that PCs and their use in business critical roles are proliferating, so is their diversity. Users commonly download or otherwise install applications, software components and data without the knowledge or control of central IT organizations. As hard disk storage sizes increase (at over 50% per year), the opportunity for increased complexity and diversity increases as well. The inevitable result is that there are more and more corporate PCs that have unique characteristics. Uptime and operability of these PCs are critical to the employees' ability to perform their jobs. The failure of these PCs can result in lost revenues, missed opportunities and a variety of other business setbacks.

MIGRATION

    IT organizations regularly undertake system upgrade projects to keep up with the ever-changing technological advances in the business environment. These projects include migrating to a new version of an operating system such as Windows 2000, migrating to a new application version such as Office 2000, or moving a user's entire PC environment to replacement hardware.

    Whether the system upgrade involves operating systems, applications, hardware, or a combination of the three, IT organizations, and sometimes outside consultants, expend valuable resources in managing the project's success. Time is spent defining and managing the rollout schedule, backing up user data to a temporary location, installing operating systems and applications on new or existing hardware, restoring user data to its original location, and responding to end-user inquiries to the Help Desk after the upgrade is complete. These tasks can become extremely costly and time-consuming, especially for multiple users across a large enterprise.

    Completing system upgrade projects on time and within budget can be challenging. These projects must run within the current network and server storage environment without disrupting business, yet terabytes of content may have to travel the network on the way to and from temporary storage. If any user data or settings are lost during the migration, IT is blamed, the end user loses productivity while recreating documents, customizations, and other personalizations, and the Help Desk must frequently provide costly desk-side assistance. If the migration is unsuccessful, IT personnel spend further time re-installing software and redoing the migration while the end user waits.

SMBS PC PROBLEM MANAGEMENT

    PCs are now so critical in today's business environment that any interruption in their performance can immediately affect business continuity. This is especially true for companies with workgroups of one hundred PCs or less. In these environments, where technical staffing and budgeting are minimal, the smallest software glitch, virus attack, hardware failure, or human error can significantly impact employee productivity and overall company performance. Organizations need a way to eliminate the risk of productivity decline, employee frustration, and the subsequent disruption of business and loss of revenue caused by these computer problems. A truly effective solution for small businesses and distributed workgroups requires sophisticated technology that is simple to maintain and easy to use.

PRODUCTS

eSUPPORT ESSENTIALS

    eSUPPORT ESSENTIALS is designed to return, quickly and comprehensively, an inoperable desktop or notebook computer, and select PC based servers to pre-problem working condition with minimal effort. The software accomplishes this by taking snapshots of the system hard disk, and by using patented technology to store the compressed information in a network repository. The computer can then be automatically and transparently "rolled-back" to a pre-problem state at any time while preserving all of the data, as well as the user's own unique preference settings. If the organization permits, non-technical users can safely and quickly solve their own problems without involving the Help Desk, reducing costly "first calls" or support escalations. Alternatively, Help Desk personnel can remotely access the PC to perform installations, configuration tasks, or training without requiring expensive desk-side visits.

    Rather than expending scarce and expensive technician time to diagnose, pinpoint and resolve the specific problem, eSUPPORT ESSENTIALS simply puts the PC back into a condition that is known to be functional - simple, direct, fast and reliable.

    A common usage scenario involves a user whose PC worked without any interruption three months ago, last month, last week and yesterday -- but not today -- due to some software problem. The traditional approach is to try to solve the problem by trial and error, installing application fixes, changing preferences and settings, and further investigation. Previo's approach is to simply return the system to yesterday's working condition - while preserving today's data. Where applicable, further investigation to identify or resolve recurring problems can be done off-line while the end user has a functioning PC.

    eSUPPORT ESSENTIALS is effective whether it be for fixing the minor software glitch, or for instances where full disaster recovery is required. The complete restoration of all software, data and preferences from a damaged, lost, or stolen PC can be accomplished with eSUPPORT ESSENTIALS. The Previo approach keeps the enterprise's end-user productivity flowing, protecting the availability of the PCs that reside across the expanses of the extended enterprise.

FASTFORWARDNA

    The FASTFORWARDNA feature of eSUPPORT ESSENTIALS provides the IT desktop services group with flexible and automated PC migrations, whether the migration involves upgrading PCs with newer applications, hardware, or operating systems such as Windows 2000; or transferring data, settings and applications from one PC to another.

    The Company entered into an agreement with Miramar pursuant to which it has integrated Miramar's Desktop DNA(TM) system migration technology into Previo's eSUPPORT ESSENTIALS product. This integrated product permits enterprise users to automate the transfer and preservation of user data and settings when upgrading to a new computer, operating system or both. The Company began shipping its new product feature, FASTFORWARDNA, powered by Miramar's Desktop DNA technology, during the third quarter of fiscal 2001.

APPLIANCE

    Placing Previo's advanced technology in a non-technical package, the APPLIANCE is a complete and automated unit that provides a plug-and-play way to protect business operations. It is designed to ensure that the entire contents of the PC and server are safeguarded. Even ordinary PC users with few technical skills can quickly recover from virtually any computer problem.

    This complete package includes everything needed to immediately protect all PCs and PC based servers in a work-group environment. The APPLIANCE removes the burden of hardware sourcing and server-based installation, thus minimizing the need for technical time and expertise. It is also priced far below what it would cost to purchase all of the necessary hardware and software components separately.

LEGACY PRODUCTS

    On April 25, 2000, the Company changed its name from Stac Software, Inc., ("Stac") to Previo, Inc. concurrent with a change in the Company's focus away from storage and remote access systems, to enter into the emerging eSupport market space. Stac's business was focused on storage systems recovery software with its REPLICA TAPE and REPLICA NETWORK DATA MANAGER ("NDM") product lines. REPLICA TAPE and REPLICA NDM were distributed business systems recovery software products, which enabled PC server, desktop and notebook replication and disaster recovery. Stac also developed and marketed REACHOUT ENTERPRISE ("REACHOUT") remote communications software, a remote access software suite which allowed administrators and end users to access a PC using another PC through a network, the Internet, ISDN lines or modems.

    Because of the change of business focus discussed above, the Company discontinued the sale of its REACHOUT and REPLICA TAPE products, and has consummated agreements with third parties for the sale or license of technology and other attributes associated with these products. The Company has and intends to continue to retain the rights to any technology that is needed for incorporation into its current products.

    On May 1, 2000, the Company announced that it had signed an exclusive OEM agreement with Hewlett-Packard Company ("HP"). Under this agreement, Previo's eSupport Essentials serves as the software application core for the HP SURESTORE AUTOBACKUP family of products. These products represent off the shelf, turnkey solutions that provide core features of the eSUPPORT ESSENTIALS software pre-installed on an HP server appliance. HP has subsequently announced its intention to discontinue sales of the server appliance effective October 2001. The Company believes there is an opportunity to capture some of the market served by the HP AUTOBACKUP products with the Previo APPLIANCE.

    The Company currently sells its eSUPPORT ESSENTIALS software to enterprises through perpetual and subscription license agreements.

    Sales to HP, Tivoli Systems, Inc., Soliton Systems and Legato Systems, Inc. ("Legato") accounted for 23%, 20%, 12% and 10% respectively, of fiscal 2001 revenues. Sales to HP accounted for 11% of fiscal 2000 revenues. Sales to HP and Ingram Micro, Inc. accounted for 17% and 10%, respectively, of fiscal 1999 revenues.

    In fiscal 2001, international revenues were $1.6 million, and were composed primarily of sales to customers in Japan ($0.8 million) and Northern Europe ($.07 million). In fiscal 2000, international revenues were $1.7 million, and were composed primarily of sales to customers in Northern Europe ($0.6 million), Southern Europe ($0.6 million) and Central Europe ($0.4 million). In fiscal 1999, international revenues were $5.8 million, consisting primarily of sales to customers in Northern Europe ($1.7 million), Central Europe ($1.5 million), Southern Europe ($0.9 million), Asia ($0.3 million) and Australia/New Zealand ($0.3 million).

STRATEGY

    Previo has identified three major market segments for its products: eSupport, Migration and SMB PC problem management. The company addresses each market distinctly, through varied marketing messages, product offerings and sales efforts. The Company partners with other OEM software developers, systems integrators and resellers to provide complete solutions for its customers. The Company currently has strategic alliances with Peregrine Systems, Inc., Miramar and STI Knowledge, Inc. The Company intends to implement its strategy as may be required through a combination of strategic technology acquisitions, technology licensing agreements and internal product development, and expanded development of sales channels.

    From time to time the Company considers potential strategic alternatives. However, there is no assurance that any such transaction will ever occur, or, even if such a transaction were to occur, that it would be successful.

RESEARCH AND DEVELOPMENT

    The market for the Company's products is characterized by rapid technological change, requiring continuous investment to develop and market new features and functionality and logical extensions to any product lines. The Company has invested virtually all of its software development resources in its eSUPPORT ESSENTIALS product line over the past fiscal year. The Company believes that significant factors in its future success will be its ability to identify and respond to customer needs, to enhance its existing products, to introduce new products on a timely and cost-effective basis, to provide integration and interoperability with major brands of Help Desk call center software, to extend its core technology into new platforms and applications, and to anticipate and respond to emerging standards and other technological changes.

    The Company intends to continue to develop its software as market conditions warrant and to invest in the development or acquisition of new products. The Company's research and development is conducted primarily by its internal product development staff. Research and development expenses were $3.7 million in fiscal 2001, $5.0 million in fiscal 2000 and $6.2 million in fiscal 1999, which represented 59%, 64% and 44% of revenues in those periods, respectively.

SALES AND MARKETING

    The Company sells its products principally through its internal sales and marketing staff and through domestic and international resellers. On August 6, 2001, the Company closed its direct sales facility in the United Kingdom in order to focus its direct sales and marketing efforts in North America. Worldwide account relationships are maintained through the Company's San Diego headquarters. Sales and marketing expenses for fiscal 2001, fiscal 2000 and fiscal 1999 were $8.0 million, $9.2 million and $8.2 million, respectively, representing 128%, 117% and 59% of revenues for those years, respectively.

    International sales accounted for revenues of $1.6 million, $1.7 million and $5.8 million in fiscal 2001, 2000 and 1999, respectively. Technical support for Previo products is provided directly by Previo to customers who purchase support and maintenance agreements. The Company's international operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, currency exchange rates, tariffs and taxes, export license requirements, the imposition of trade barriers, and political and economic instability.

    In addition to the above channels used for marketing and selling the Company's software, from time to time the Company licenses its technology and/or software to software and hardware OEMs such as Legato and HP for incorporation into their own products. HP has announced its intention to discontinue the HP AUTOBACKUP products that had incorporated the Company's technology, effective October 2001. The Company does not expect to receive further revenue related to this agreement after the first quarter of fiscal 2002.

COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS

    The market for eSUPPORT ESSENTIALS is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Companies such as Support.com, Connected Corporation and Motive Communications, Inc. have also made public their entrance into the eSupport arena. Competition for eSUPPORT ESSENTIALS and any new products the Company may offer could result in a failure to establish significant sales volume, and/or price concessions that could prevent the Company from ever becoming profitable. Also, the Company's eSUPPORT ESSENTIALS product may be perceived to compete with well established backup products from Computer Associates, Inc., Veritas Software Corporation and Legato, all of which have established channels of distribution and installed customer bases. Additionally, eSUPPORT ESSENTIALS is being introduced into sophisticated server environments and, while the Company has invested significant resources in testing eSUPPORT ESSENTIALS under a variety of conditions, configurations and circumstances, there are likely to be environments which have not been anticipated for which additional development of eSUPPORT ESSENTIALS will be necessary.

MANUFACTURING AND BACKLOG

    eSUPPORT ESSENTIALS is duplicated and assembled internally. The principal materials and components used include CDs which are used for distribution of the software code and the related user manuals. The software manufacturing process involves the duplication of media, the printing of user manuals, assembly of components and final packaging. The Company believes there is an adequate supply of and source for the raw materials used in eSUPPORT ESSENTIALS and that multiple and/or alternative sources are available for media duplication, manual printing and final packaging.

    Generally, the Company has relatively little, if any, backlog of orders for its software products at any given time and does not consider backlog to be a measure of sales for any future period.

PATENTS, TRADEMARKS AND PRODUCT PROTECTION

    The Company attempts to protect its products with a combination of trade secret, patent, copyright and trademark laws and with license agreements. The Company owns two issued United States patents relating to its storage management products, which expire in 2015 and 2016, respectively. One of the patents is employed in the Company's eSUPPORT ESSENTIALS product. The Company also has a perpetual, non-royalty-bearing license from Hi/fn to implement in the Company's products the patents assigned by the Company to Hi/fn and to license and sublicense the resulting products to the Company's customers.

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

OPERATING SYSTEMS

    eSUPPORT ESSENTIALS server component runs on Windows NT 4.0 Server and Windows 2000 Server, with client support for Windows 2000 Professional, Windows ME, Windows 98, Windows 95 and Windows NT Workstations. The Company expects eSUPPORT ESSENTIALS will support Windows XP during calendar 2002.

    FASTFORWARDNA runs on Windows 2000 Professional, Windows ME, Windows 98, Windows 95 and Windows NT Workstations. It is expected to run on Windows XP workstations during calendar 2002.

    Future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

EMPLOYEES

    As of December 21, 2001, Previo employed approximately 88 full-time employees, of whom approximately 46 were employed in research and development, 31 in sales, marketing and customer support and 11 in operations and administration. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. Previo has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

ITEM 2.    PROPERTIES

    The Company's principal domestic administrative, marketing and sales activities are located in approximately 14,000 square feet of leased facilities in San Diego, California. The space is occupied under a lease agreement that expires in March 2005. The Company has an option to renew the lease for an additional five-year period on terms specified in the current lease agreement. The Company's product development subsidiary in Estonia leases 1,137 square meters of office space in Tallinn, Estonia, under a five-year lease expiring in March, 2005. See Note 7 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

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

    On May 1, 2001, the Company filed suit in the U.S. District Court for the Northern District of California against Connected Corporation ("Connected") for infringement of Previo's U.S. Patent No. 5,778,395. In the suit, Previo alleges that Connected is selling software products that infringe Previo's valuable patent. Previo seeks compensation and a permanent injunction against Connected's continuing infringement. On July 3, 2001 Connected filed a separate suit against Previo, claiming the Company is selling software products that infringe on its Patent No. 5,765,163, and seeking preliminary and permanent injunctions. The Company believes this suit is retaliatory and without merit and has asked the court to combine it with the suit it previously filed.

    The Company is party to certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of this litigation is not expected to have a material adverse effect on the Company's financial position or results of operations; however, the amount, if any, from this claim cannot be determined with certainty, and it is reasonably possible that the ultimate resolution could be different from management's expectations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Common Stock of Previo is traded on the NASDAQ Stock Market's National Market System ("NMS") under the symbol "PRVO." The following table sets forth the range of high and low sales prices on the NMS for the Common Stock for the periods indicated and since January 1, 1999. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                     COMMON STOCK PRICES
                                                                     -------------------
                                                                     HIGH          LOW
                                                                     ----          ---
             CALENDAR YEAR 1999:
               First Quarter....................................    $  5.00       $ 3.08
               Second Quarter...................................    $  6.31       $ 3.52
               Third Quarter....................................    $  6.19       $ 4.06
               Fourth Quarter...................................    $  7.25       $ 3.50

             CALENDAR YEAR 2000:
               First Quarter....................................    $ 12.88       $ 6.06
               Second Quarter...................................    $  8.50       $ 5.50
               Third Quarter....................................    $  8.00       $ 5.63
               Fourth Quarter...................................    $  6.25       $ 3.00

             CALENDAR YEAR 2001:
               First Quarter....................................    $  4.69       $ 2.00
               Second Quarter...................................    $  4.20       $ 2.05
               Third Quarter....................................    $  3.35       $ 2.24
               Fourth Quarter (through December 21, 2001).......    $  2.41       $ 1.30

    The Company had approximately 279 stockholders of record as of December 21, 2001. The last sales price for the Company's Common Stock, as reported on the NMS on December 21, 2001, was $1.52.

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

ITEM 6.    SELECTED FINANCIAL DATA

    The following data, insofar as it relates to each of the fiscal years 1997 through 2001, have been derived from audited financial statements, including the balance sheets at September 30, 2001 and 2000 and the related statements of operations for each of the three years ended September 30, 2001 and notes thereto included herein. This data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto for the corresponding periods.

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


                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL YEAR ENDED SEPTEMBER 30,                            2001        2000       1999         1998       1997
-------------------------------                         ---------   ---------   ---------   ---------   ---------
Statement of Operations:
Revenues ............................................   $  6,273    $  7,804    $ 13,856    $ 19,403    $ 33,190
Operating income (loss) .............................     (9,940)    (10,192)     (6,132)     (4,437)      2,933
Income (loss) from continuing operations ............     (8,291)     (6,794)     (2,898)     (7,882)      3,862
Net income (loss) ...................................     (8,291)     (6,794)     (2,013)     (5,815)      5,660
Net income (loss) available for common stockholders .     (8,291)     (6,794)     (2,013)     (5,815)      5,660

Earnings per common share, basic:
Income (loss) from continuing operations ............   $  (1.21)   $  (1.06)   $  (0.49)   $  (1.24)   $   0.50
Net income (loss) available for common stockholders .   $  (1.21)   $  (1.06)   $  (0.34)   $  (0.92)   $   0.73
Common shares used to compute per share data ........      6,855       6,386       5,925       6,337       7,732

Balance Sheet:
Working capital .....................................   $ 18,293    $ 25,860    $ 29,421    $ 22,557    $ 50,474
Total assets ........................................     22,475      33,476      34,873      43,866      70,111
Stockholders' equity ................................     19,811      27,910      31,302      39,213      64,123


    The Company has never declared or paid any cash dividends on its common stock. The company currently intends to retain remaining future earnings to finance the growth and development of its business.

    Share and per share amounts have been updated to reflect the one-for-four reverse stock split approved by the Board of Directors April 30, 1999 and effective on May 7, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Previo's business is focused on the development and marketing of software products that support business continuity. The Company's products are designed to provide swift, reliable PC and server recovery from virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment. These capabilities are increasingly important as companies become more dependent on PCs and the risk of loss or damage rises due to greater mobility and connectivity, as well as deliberate acts of destruction.

    The Company's products resolve many types of problems more quickly than a computer professional or user otherwise could using ordinary diagnose-and-repair techniques. These problem types include corrupted software or data, user errors, configuration problems, application conflicts, virus attacks, accidentally deleted files, hard disk failures, and lost or stolen personal computers. The results are increased end-user uptime and service levels, faster problem resolution, and significant reductions in support costs and efforts.

    The ability to recover quickly from any of the problems discussed above is an important component in today's business environment, where businesses may have to deal with the harsh realities of cyber-terrorism or other system disasters. The Company's products help ensure business continuity in the event of such unfortunate occurrences.

    On December 16, 1998, the Company distributed a special dividend of its stock in its Hi/fn, Inc. ("Hi/fn") subsidiary to its stockholders. Hi/fn was a majority-owned subsidiary of the Company and is engaged in silicon and software implementations of data compression and data encryption standards for the network communications and storage equipment markets. As a result of the spin-off, Hi/fn has been accounted for as a discontinued operation in the Company's Consolidated Statement of Operations. Hi/fn is currently traded on NASDAQ under the symbol HIFN.

    The following discussion should be read in conjunction with the description of the Company's current business and the consolidated financial statements and notes thereto, included elsewhere within this annual report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and upgrades and prospective customers' IT budgets. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. In addition, due to the Company's re-focus of its business into the eSupport business in April 2000 and the discontinuation of the sale of its historical products, the Company's past performance is not indicative of future operating results.

RESULTS OF OPERATIONS

    The following table sets forth for the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown. Unless otherwise indicated, references to years are to fiscal years, which ended September 30.

                                                               2001         2000        1999
                                                             --------     --------    --------
Revenues.................................................       100%         100%        100%
Cost of revenues.........................................        12           14           6
                                                             --------     --------    --------

Gross margin.............................................        88           86          94
                                                             --------     --------    --------

Research and development.................................        59           64          44
Sales and marketing......................................       128          117          60
General and administrative...............................        44           36          25
Restructuring............................................        15            -           9
                                                             --------     --------    --------
                                                                246          217         138
                                                             --------     --------    --------

Operating loss...........................................      (158)        (131)        (44)
Interest and other income................................        20           44          11
                                                             --------     --------    --------

Loss before income taxes.................................      (138)         (87)        (33)
Benefit from income taxes ...............................        (6)           -         (12)
                                                             --------     --------    --------

Loss from continuing operations..........................      (132)         (87)        (21)
Income from discontinued operations, net of taxes........         -            -           6
                                                             --------     --------    --------
Net loss.................................................      (132)%        (87)%       (15)%
                                                             ========     ========    ========

REVENUES

    Revenues in fiscal 2001 were $6.3 million, 20% less than the $7.8 million reported in fiscal 2000. Revenues decreased by 44% to $7.8 million in fiscal 2000 compared to 1999 revenues of $13.9 million. Included in these amounts are revenues from enterprise and OEM customers for eSUPPORT ESSENTIALS products, which totaled $2.8 million and $2.4 million, for fiscal 2001 and fiscal 2000, respectively. During fiscal 2000 the Company initiated significant changes to its business strategy, including the third quarter discontinuation of sales and marketing efforts related to its REACHOUT and REPLICA TAPE products, in order to focus on positioning the Company in the eSupport market. (Although the Company is no longer actively marketing these products, legacy revenues associated with them continued throughout fiscal 2001 due to the recognition of previously deferred revenues related to product maintenance and license fees and the expiration of return rights for box product sold through the distributor/retail channel in addition to residual product royalty revenues.) This change in business direction accounted for the decline in revenues from fiscal 2000 to fiscal 2001, as revenues related to eSUPPORT ESSENTIALS were more than offset by declines in revenues from the discontinued products. In addition, a decline in revenues from a major OEM partner for royalties associated with the REPLICA TAPE product contributed to the decrease in revenues in fiscal 2000 from fiscal 1999. The Company expects current and future revenues to be significantly impacted by the discontinuance of the REACHOUT and REPLICA TAPE products.

    International revenues, which are included in the numbers above, were $1.6 million or 26% of revenues in fiscal 2001, $1.7 million or 22% of revenues in fiscal 2000 and $5.8 million, or 42% of revenues in fiscal 1999. The decrease in actual dollars of international revenues in fiscal 2001 from fiscal 2000 and in fiscal 2000 from fiscal 1999 is related to the change in market strategy and corresponding discontinuation of the Company's REACHOUT and REPLICA TAPE product lines as discussed above. The decrease in international revenue as a percentage of total revenue in fiscal 2000 compared to fiscal 1999 is primarily due to particularly high European royalty revenues in fiscal 1999 related to an OEM agreement. Previo previously marketed and sold to its European accounts from its office in the United Kingdom. The Company closed its office in the United Kingdom in August 2001 and is focusing its marketing and selling efforts on North America. International sales in fiscal 2001 were made to customers in Canada, Japan, England, France, Ireland, Germany, Italy, Australia and Switzerland. Because the Company began focusing its marketing and selling efforts in North America, it anticipates a decline in future international sales.

GROSS MARGIN

    Cost of revenues consists primarily of the license fees, user manuals, packaging, media and assembly associated with the Company's software products, as well as the costs of rendering product support services pursuant to paid service offerings. Gross margins were 88% in fiscal 2001, 86% in fiscal 2000 and 93% in fiscal 1999. The increase in gross margins in fiscal 2001 over fiscal 2000 is due to reduced costs for SQL licenses and the increased obsolescence reserves that had been taken for box product inventory in fiscal 2000, related to the Company's discontinuation of sales of the REACHOUT and REPLICA TAPE products as discussed above. These savings were partially offset by increased costs for customer support being allocated to cost of sales, related to revenue generating activities they support. The decrease in gross margins in fiscal 2000 from fiscal 1999 was primarily due to an increase in customer support capacity as the Company prepared for customer needs relative to the new product offering, while at the same time experiencing declining revenues related to the discontinuance of the REACHOUT and REPLICA TAPE products. Gross margins were also less in fiscal 2000 than in fiscal 1999 due to increased obsolescence reserves discussed above.

RESEARCH AND DEVELOPMENT

    The cost of product development consists primarily of salaries, employee benefits, overhead and outside contractors. Such expenses were $3.7 million in fiscal 2001, $5.0 million in fiscal 2000 and $6.2 million in fiscal 1999. The decline in research and development costs in fiscal 2001 from fiscal 2000 was primarily due to lower consulting costs, related to consultants who had been retained to assist the Company with certain non-recurring engineering work in fiscal 2000. Also contributing to the lower operating expenses in the year ended September 30, 2001 than in the prior fiscal year were reduced charges for product localization, compensation, depreciation and travel. The decrease in product development costs in fiscal 2000 from fiscal 1999 is primarily due to lower employee and consulting costs related to the reallocation of resources among development facilities in conjunction with the restructuring discussed below. The increase in product development expense as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 2001 as compared to fiscal 2000 and in fiscal 2000 as compared to fiscal 1999. The Company expects to continue to invest in the development of products for which it believes there is a need in the market; however, there is no assurance that product development programs invested in by the Company will be successful or that products resulting from such programs will achieve market acceptance.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries, commissions and benefits of sales and marketing personnel, and consulting, advertising, promotional and overhead expenses. These expenses were $8.0 million in fiscal 2001, $9.2 million in fiscal 2000 and $8.2 million fiscal 1999. Several factors caused sales and marketing expenses to be higher in fiscal 2000 than in fiscal 2001. A larger portion of ongoing customer support costs were allocated to cost of sales in fiscal 2001 than had been allocated in fiscal 2000 consistent with the revenue generating activities they directly support. Additionally, the fiscal 2000 results included a charge taken during the year for the closing of a facility in the United Kingdom and higher expenditures for marketing programs. The increase in costs in fiscal 2000 over those of the prior fiscal year is primarily due to the staffing of the Company's enterprise sales organization and increased marketing and market research costs incurred in the development and implementation of the Company's new market-entry strategy. The increase in selling and marketing expense as a percentage of revenues between fiscal 2001 and fiscal 2000 and between fiscal 2000 and fiscal 1999 was primarily due to the Company's declining revenues over those periods. Sales and marketing expenses are expected to remain the Company's most significant ongoing operating expense.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel and legal and other professional fees. Such expenses were $2.8 million for fiscal 2001, $2.8 million for fiscal 2000 and $3.4 million for fiscal 1999. The reduction in spending in fiscal 2000 from fiscal 1999 reflects lower management costs and non-recurring costs associated with Previo's spin-off of its former Hi/fn subsidiary that had been included in fiscal 1999. The increase in general and administrative expenses as a percentage of revenues was primarily due to the Company's lower revenues in fiscal 2001 as compared to 2000 and in fiscal 2000 as compared to fiscal 1999.

RESTRUCTURING CHARGES

    During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge to operations of $1.0 million, representing costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($0.5 million), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($0.4 million) and costs associated with modifications to the lease for the Company's facility in Estonia ($0.1 million). By the end of the fiscal year, the Company had incurred and paid $0.5 million in severance and benefits to terminated employees, $0.1 million in costs associated with terminating the lease of the United Kingdom facility and dissolving the Company's United Kingdom subsidiary and $0.1 million in costs related to modifying the lease for its Estonian facility. The Company expects to incur and pay the remaining accrued amounts during the first quarter of fiscal 2002.

    In fiscal 1999, the Company charged $1.2 million to operations, related to two restructurings which occurred during the year. The first restructuring charge was $0.8 million and was completed in anticipation of the reorganization related to the December 16, 1998 spin-off of the Hi/fn subsidiary. Primary components of the charge were losses on property and equipment abandonments ($0.6 million) and severance and benefits paid to terminated employees ($0.2 million). The second restructuring was $0.4 million and was designed to contain development costs by using offshore facilities for these functions. The amount charged to restructuring included severance and benefits paid to terminated employees ($0.3 million) and lease termination costs ($0.1 million).

RESTRUCTURING-SUBSEQUENT EVENT

    During the first quarter of fiscal 2002 the Company executed a restructuring designed to further reduce costs and recorded a charge of approximately $0.5 million. The charge was composed of severance and benefits paid to terminated employees ($0.2 million) and costs related to modifying its office leases ($0.3 million). The Company paid the majority of the severance and benefits during the first quarter of fiscal 2002, however finalization of the lease modifications will most likely occur during the second quarter of fiscal 2002. Approximately 27% of the Company's work force was affected by the restructuring.

INTEREST AND OTHER INCOME

    Interest and other income was $1.3 million in fiscal 2001, $3.4 million in fiscal 2000 and $1.6 million in fiscal 1999. The fiscal 2000 amount includes $1.6 million related to the redemption of preferred shares of Dynanet, Inc. held by the Company which were received in connection with its acquisition of California Software, Inc. in 1995. As the shares of Dynanet were acquired as an adjunct to the California Software acquisition, and at that time the fair value of these shares was not significant, the Dynanet shares were recorded at no costs basis; therefore, the entire redemption value was treated as other income. Additionally, interest income in fiscal 2001 declined from that in fiscal 2000 due to lower interest rates and lower invested balances. Alternatively, interest income in fiscal 2000 increased from that in fiscal 1999 due to higher interest rates and higher average invested cash balances.

INCOME TAXES

    During fiscal 2001 the Company recorded a benefit from income taxes of $0.4 million. This benefit is the result of the settlement of an ongoing audit by the Internal Revenue Service that was finalized during the fourth quarter of fiscal 2001 for less than had been accrued. No additional benefit was recorded related to the operating losses in fiscal 2001 or fiscal 2000 as the Company's opportunity for net operating loss carrybacks has been depleted. The nominal net income tax charge recognized for fiscal 2000 is primarily associated with income taxes from foreign source revenues and the related statutory withholdings required by the foreign jurisdiction. For fiscal 1999, the Company reported a benefit from income taxes of $1.7 million. This amount reflects net operating loss carrybacks applied to prior periods' tax liabilities. The effective tax rate of 37% for fiscal 1999 was lower than the statutory federal and state rates due to applicable alternative minimum tax limitations on the Company's net operating loss carryback. The Company continues to record the 100% valuation allowance against its deferred tax assets that was established to reduce the deferred tax assets to the amount more likely than not to be realized.

QUARTERLY TRENDS

    Fluctuations in quarterly results are expected to be significantly impacted by the cessation of revenues from discontinued product lines, REACHOUT and REPLICA TAPE. In addition, the Company historically has experienced significant fluctuations in its revenues and operating results, including net income (loss), and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its software sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement usually has the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, the Company's eSUPPORT ESSENTIALS product offerings may have a lengthy evaluation period before any purchase is made.

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

STOCK PRICE VOLATILITY

    Due to the factors noted above, the Company's stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings from levels expected by securities analysts or the investment community in general could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Shortfalls could be caused by shortfalls in revenues, timing of the receipt of technology license fees, and/or increased levels of expenditures. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's stock price.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities decreased by $10.1 million to $19.6 million at September 30, 2001 from $29.7 million at September 30, 2000 and by $0.1 million to $29.7 million at September 30, 2000 from $29.8 million at September 30, 1999. This change in cash is primarily related to cash used in operations. Accounts receivable decreased by $1.2 million to $0.3 million at September 30, 2001 from that at September 30, 2000, primarily attributable to reduced revenues and the liquidation of outstanding receivable balances. Working capital decreased by $7.6 million to $18.3 million at September 30, 2001 from that at September 30, 2000, primarily as a result of cash used in operations.

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

    The Company's foreign currency risks are mitigated principally by maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's subsidiary in the United Kingdom (which is currently being dissolved) were kept in the local currencies for the European countries in which it did business, with excess funds converted to United States currency and transferred to Previo's offices in the United States for investment. With the closure of the United Kingdom office, these foreign currency accounts are being closed. The Company also maintains an operating account in Estonia to fund its operations there. Disbursements are made from that account, and are then reimbursed on a regular basis. Expenses incurred may change in relation to fluctuations in the exchange rate.

    The fair value of the Company's investments in marketable securities at September 30, 2001, was $9.9 million. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At September 30, 2001, the Company's portfolio was primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.

SELECTED QUARTERLY DATA (in thousands, except per share data)

                                    SEPT. 30,   JUNE 30,    MAR. 31,    DEC. 31,
FISCAL 2001                           2001        2001        2001        2000
-----------                         --------    --------    --------    --------
Revenues .......................    $   864     $ 1,628     $ 1,855     $ 1,926
Gross margin ...................        662       1,432       1,696       1,751
Operating loss .................     (3,661)     (2,554)     (2,132)     (1,593)
Net loss .......................     (3,153)     (2,281)     (1,748)     (1,109)
Net loss per common share ......    $ (0.46)    $ (0.33)    $ (0.26)    $ (0.16)
Common stock price:
     High ......................    $  3.35     $  4.20     $  4.69     $  6.25
     Low .......................    $  2.24     $  2.00     $  2.00     $  3.00

                                    SEPT. 30,   JUNE 30,    MAR. 31,    DEC. 31,
FISCAL 2000                           2000        2000        2000        1999
-----------                         --------    --------    --------    --------
Revenues .......................    $ 1,446     $ 1,096     $ 2,084     $ 3,178
Gross margin ...................      1,224         953       1,631       2,925
Operating loss .................     (2,396)     (4,145)     (2,719)       (932)
Net loss .......................       (363)     (3,672)     (2,309)       (450)
Net loss per common share ......    $ (0.05)    $ (0.56)    $ (0.36)    $ (0.07)
Common stock price:
     High ......................    $  8.00     $  8.50     $ 12.88     $  7.25
     Low .......................    $  5.63     $  5.50     $  6.06     $  3.50

As of December 21, 2001, there were 279 holders of record of the Company's common stock.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements at September 30, 2001 and 2000, and for each of the three fiscal years in the period ended September 30, 2001 and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this report on pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Background of Executive Officers not Described Above."

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

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of the report:

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
        (1)       Report of Independent Accountants                                                     F-1
                  Consolidated Balance Sheets at
                  September 30, 2001 and 2000                                                           F-2
                  Consolidated Statements of Operations for the years ended
                   September 30, 2001, 2000 and 1999                                                    F-3
                  Consolidated Statements of Cash Flows for the years ended
                  September 30, 2001, 2000 and 1999                                                     F-4
                  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  for the years ended September 30, 2001, 2000 and 1999                                 F-5
                  Notes to Consolidated Financial Statements                                            F-6
        (2)       Schedule I -- Marketable Securities                                                   S-1
                  All other  schedules  have  been  omitted  because  they are not applicable or required,  or the  information  required to be set forth therein is included in the consolidated financial  statements or notes thereto.

    (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2001.

    (c)  Exhibits

     EXHIBIT    EXHIBIT
    FOOTNOTE    NUMBER                           DESCRIPTION
   ----------- --------                          -----------
      (6)          2.1       Agreement and Plan of Merger, dated April 5, 1996,
                             between the Registrant and Stac, Inc., a California
                             corporation.

      (6)          3.1       Certificate of Incorporation of the Registrant.

      (6)          3.2       Bylaws of the Registrant.

                   4.1       Reference is made to Exhibits 3.1, 3.2 and 10.5

      (1)         10.1       Form of Indemnity Agreement entered into between the
                             Registrant and its directors and officers with
                             related schedule.

      (1)(7)      10.2       Registrant's 1992 Stock Option Plan ("the 1992
                             Plan").

      (5)(7)      10.3       Registrant's 1992 Non-Employee Directors' Plan, as
                             Amended ("the Directors' Plan").


     EXHIBIT    EXHIBIT
    FOOTNOTE    NUMBER                           DESCRIPTION
   ----------- --------                          -----------
      (1)(7)      10.4       Registrant's Employee Stock Purchase Plan and related
                             Offering document.

      (5)(7)      10.5       Forms of Non-statutory Stock Option Agreements under
                             the Directors' Plan.

      (6)         10.6       Office Lease date March 22, 1994 between the
                             Registrant and Weyerhaeuser Mortgage Company and Fort
                             Wyman, Inc.

      (6)         10.7       Office Lease date March 22, 1994 between the
                             Registrant and Weyerhaeuser Mortgage Company and Fort
                             Wyman, Inc.

      (6)         10.8       Office Lease dated July 12, 1994 between the
                             Registrant and Weyerhaeuser Mortgage Company and Fort
                             Wyman, Inc.

      (6)         10.9       Amendment No. 1 to the Office Lease dated July 12,
                             1994 between the Registrant and Weyerhaeuser Mortgage
                             Company and Fort Wyman, Inc.

      (6)         10.10      Amendment No. 2 to the Office Lease dated July 12,
                             1994 between the Registrant and Weyerhaeuser Mortgage
                             Company and Fort Wyman, Inc.

      (8)          10.11     Cross License Agreement dated as of November 21, 1996 between the
                             Registrant and Hi/fn, Inc.

      (8)          10.12     Form of Distribution Agreement.

      (8)          10.13     Form of Employee Benefits and Other Matters Allocation Agreement.

      (8)          10.14     Form of Tax Allocation and Indemnity Agreement.

                   10.15     Distributor Agreement, between the Registrant and
                             Ingram Micro, Inc. dated as of June 8, 1999.

      (9)          10.16     1992 Non-Employee Directors' Stock Option Plan, as Amended.

   (7)(11)         10.17     Form of Change of Control Agreement

      (10)         10.18     2000 Equity Incentive Plan

      (7)          10.19     Employment Agreement with Tom Dilatush

   (2)(12)         10.20     Agreement Respecting Modified Version of Desktop DNA, dated October 20,
                             2000 between the Company and Miramar Systems, Inc.

   (2)(12)         10.21     First Amendment to the Agreement Respecting Modified Version of Desktop
                             DNA, dated February 8, 2001 between the Company and Miramar Systems, Inc.

   (7)(12)         10.22     Employment Agreement dated January 8, 2001 between the Company and
                             Clifford Flowers.

   (7)(12)         10.23     Employment Agreement dated January 8, 2001 between the Company and James
                             T. Nicol.

                   21.1      Subsidiaries of the Registrant.


     EXHIBIT    EXHIBIT
    FOOTNOTE    NUMBER                           DESCRIPTION
   ----------- --------                          -----------

                   23.1      Consent of Independent Accountants.

                   24.1      Power of Attorney.  Reference is made to page 17.




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

(6) Filed as exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(7) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

(8) Filed as an exhibit to the Registration Statement on Form 10, as amended filed by Hi/fn, Inc. (File No. O-24765) and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(10) Filed as an exhibit to the Company's Form S-8 filed on April 24, 2000.

(11) Incorporated by reference to the form 10-K/A filed on January 28, 1999.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PREVIO, INC.


                                              By: /s/  Tom Dilatush
                                                  ----------------------------
                                                  Tom Dilatush
                                                  Chief Executive Officer

                                              Date: December 31, 2001

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

          SIGNATURE                       TITLE                      DATE
          ---------                       -----                      ----

/s/    Corey M. Smith            Chairman of the Board         December 31, 2001
-----------------------------
      (Corey M. Smith)

/s/     Tom Dilatush             Chief Executive Officer       December 31, 2001
-----------------------------
       (Tom Dilatush)

/s/  Clifford L. Flowers         Vice President of Finance,    December 31, 2001
-----------------------------    Chief Financial Officer and
    (Clifford L. Flowers)        Secretary (Principal
                                 Financial and Accounting
                                 Officer)


/s/     Antonio Perez            Director                      December 31, 2001
-----------------------------
       (Antonio Perez)

/s/  Peter D. Schleider          Director                      December 31, 2001
-----------------------------
    (Peter D. Schleider)

/s/   Robert W. Johnson          Director                      December 31, 2001
-----------------------------
     (Robert W. Johnson)

/s/     Gary W. Clow             Director                      December 31, 2001
-----------------------------
       (Gary W. Clow)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Previo, Inc.

    In our opinion, the consolidated financial statements listed in the index under Item 14 (a) (1) on page 14 present fairly, in all material respects, the financial position of Previo, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 14 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California
October 26, 2001, except as to Note 10,
for which the date is December 31, 2001


                                            PREVIO, INC.

                                     CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                    SEPTEMBER 30,
                                                                               ------------------------
                                                                                 2001            2000
                                                                               ---------      ---------
                                       ASSETS
Current assets:
  Cash and cash equivalents ..............................................      $  9,658       $ 17,862
  Marketable securities ..................................................         9,942         11,872
  Accounts receivable, net ...............................................           279          1,455
  Prepaid expenses .......................................................         1,061            220
                                                                               ---------      ---------
            Total current assets .........................................        20,940         31,409

Property and equipment, net ..............................................         1,272          1,723
Other assets .............................................................           263            344
                                                                               ---------      ---------
                                                                               $ 22,475       $ 33,476
                                                                               =========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................      $    652       $    855
  Income taxes payable ...................................................             -          1,199
  Deferred revenue .......................................................           423          1,706
  Accrued expenses and other current liabilities .........................         1,572          1,789
                                                                               ---------      ---------
            Total current liabilities ....................................         2,647          5,549

Other liabilities ........................................................            17             17
                                                                               ---------      ---------
                                                                                  2,664          5,566
Commitments and contingencies (Notes 8 and 9)

Stockholders' equity:
 Common stock, par value $0.001 per share, authorized 100,000,000 shares;
   8,817,000 and 8,760,000 shares issued in 2001 and 2000, respectively ..             9              9
 Additional paid in capital ..............................................        80,245         80,081
 Treasury stock, at cost; 1,949,000 shares in 2001 and 2000, respectively       (41,347)       (41,347)
 Cumulative translation adjustment .......................................           (42)           (70)
 Accumulated deficit .....................................................       (19,054)       (10,763)
                                                                               ---------      ---------
            Total  stockholders' equity ..................................        19,811         27,910
                                                                               ---------      ---------
                                                                               $ 22,475       $ 33,476
                                                                               =========      =========

                    See accompanying notes to consolidated financial statements.


                                            PREVIO, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                     YEAR ENDED SEPTEMBER 30,
                                                               ---------------------------------------
                                                                 2001           2000           1999
                                                               ---------      ---------      ---------
Revenues ................................................      $  6,273       $  7,804       $ 13,856
Cost of revenues ........................................           732          1,071            909
                                                               ---------      ---------      ---------
Gross margin ............................................         5,541          6,733         12,947

Operating expenses:
Research and development ................................         3,705          4,981          6,179
Sales and marketing .....................................         8,049          9,156          8,247
General and administrative ..............................         2,797          2,788          3,431
Restructuring ...........................................           930             --          1,222
                                                               ---------      ---------      ---------
Total operating expenses ................................        15,481         16,925         19,079

Operating loss ..........................................        (9,940)       (10,192)        (6,132)
Interest and other income ...............................         1,279          3,413          1,571
                                                               ---------      ---------      ---------

Loss before income taxes ................................        (8,661)        (6,779)        (4,561)
Provision (benefit) for income taxes ....................          (370)            15         (1,663)
                                                               ---------      ---------      ---------

Loss from continuing operations .........................        (8,291)        (6,794)        (2,898)

Income from discontinued operations, net of taxes of $550            --             --            885
                                                               ---------      ---------      ---------

Net loss ................................................      $ (8,291)      $ (6,794)      $ (2,013)
                                                               =========      =========      =========

Earnings (loss) per common share, basic and diluted:
Loss from continuing operations .........................      $  (1.21)      $  (1.06)      $  (0.49)
Income from discontinued operations .....................      $     --       $     --       $   0.15
Net loss ................................................      $  (1.21)      $  (1.06)      $  (0.34)

Weighted average common shares
  outstanding, basic and diluted ........................         6,855          6,386          5,925

                    See accompanying notes to consolidated financial statements.


                                            PREVIO, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                            ---------------------------------------
                                                                              2001            2000           1999
                                                                            ---------      ---------      ---------
Cash flows from operating activities:
  Net loss ...........................................................      $ (8,291)      $ (6,794)      $ (2,013)
  Adjustments required to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization ....................................           955          1,265          1,744
    Stock-based compensation .........................................           (24)            81             --
    Tax benefit from exercise of stock options .......................            --             --            165
    Loss on disposals of property and equipment ......................            37             --            589
    Changes in assets and liabilities:
      Accounts receivable, net .......................................         1,176            926         (1,604)
      Income taxes receivable ........................................            --             --          1,314
      Inventories, net ...............................................            --            240            (43)
      Prepaid expenses and other current assets ......................          (841)           234           (137)
      Other assets ...................................................            41             68             13
      Deferred revenue ...............................................        (1,283)           801            (92)
      Accounts payable ...............................................          (203)          (277)          (326)
      Income taxes payable ...........................................        (1,199)         1,199             --
      Accrued expenses and other current liabilities .................          (217)           382           (618)
                                                                            ---------      ---------      ---------
        Cash used in operating activities of continuing
           operations ................................................        (9,849)        (1,875)        (1,008)
                                                                            ---------      ---------      ---------

Cash flows from investing activities:
  Purchases of marketable securities .................................       (38,570)       (20,161)       (47,852)
  Maturities of marketable securities ................................        40,500         29,000         40,000
  Purchases of property and equipment ................................          (501)        (1,392)          (520)
                                                                            ---------      ---------      ---------
        Cash provided by (used in) investing activities of continuing
           operations ................................................         1,429          7,447         (8,372)
                                                                            ---------      ---------      ---------

Cash flows from financing activities:
  Issuance of common stock, net ......................................           188          3,258          1,256
                                                                            ---------      ---------      ---------
        Cash provided by financing activities of continuing operations           188          3,258          1,256
                                                                            ---------      ---------      ---------

Effect of exchange rate changes on cash ..............................            28            (47)             6
                                                                            ---------      ---------      ---------
Net cash provided by discontinued operations .........................            --             --          5,624
                                                                            ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents .................        (8,204)         8,783         (2,494)
Cash and cash equivalents at beginning of year .......................        17,862          9,079         11,573
                                                                            ---------      ---------      ---------
Cash and cash equivalents at end of year .............................      $  9,658       $ 17,862       $  9,079
                                                                            =========      =========      =========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes ........................................      $    580       $     77       $     --
   Cash received from income taxes ...................................      $     --       $  1,398       $  2,548
Supplemental non-cash activities:
 Stock dividend ......................................................      $     --       $     --       $  7,371
 Conversion of deferred compensation to equity
     upon exercise of common stock options ...........................      $     --       $    110       $     46

                    See accompanying notes to consolidated financial statements.

                                                 PREVIO, INC.

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            AND COMPREHENSIVE LOSS
                                                (IN THOUSANDS)

                                       COMMON STOCK   ADDITIONAL CUMULATIVE  RETAINED
                                     ----------------  PAID IN  TRANSLATION  EARNINGS     STOCK   TREASURY            COMPREHENSIVE
                                     SHARES    AMOUNT  CAPITAL  ADJUSTMENT  (DEFICIT)   DIVIDEND    STOCK      TOTAL       LOSS
                                  --------- --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at September
30, 1998 .......................     5,842         8    75,166        (29)     5,415         --    (41,347)    39,213
Stock dividend  hi/fn
spin-off .......................                  --        --         --         --     (7,371)        --     (7,371)
Issuance of common stock
  upon exercise of options .....       113        --     1,089         --         --         --         --      1,089
Issuance of common stock
  under Employee Stock
  Purchase Plan ................        26        --       213         --         --         --         --        213
Tax benefits from exercise of
  stock options ................        --        --       165         --         --         --         --        165
Foreign  currency
translation ....................        --        --        --          6         --         --         --          6          6

Net loss .......................        --        --        --         --     (2,013)        --         --     (2,013)    (2,013)
                                  --------- --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at September
30, 1999 .......................     5,981         8    76,633        (23)     3,402     (7,371)   (41,347)    31,302     (2,007)
Issuance of common stock
  upon exercise of options .....       711         1     2,725         --         --         --         --      2,726
Issuance of common stock .......       100        --       581         --         --         --         --        581
Issuance of common stock
  under Employee Stock
  Purchase Plan ................        19        --        61         --         --         --         --         61
Stock-based compensation for
  options and warrants granted .        --        --        81         --         --         --         --         81
Foreign currency translation ...        --        --        --        (47)        --         --         --        (47)       (47)
Net loss .......................        --        --        --         --     (6,794)        --          -     (6,794)    (6,794)
                                  --------- --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at September
30, 2000 .......................     6,811         9    80,081        (70)    (3,392)    (7,371)   (41,347)    27,910     (6,841)
Issuance of common stock
  upon exercise of options .....        32        --       109         --         --         --         --        109
Issuance of common
stock under Employee Stock .....
  Purchase Plan ................        25        --        79         --         --         --         --         79
Stock-based compensation for
  options and warrants granted .        --        --       (24)        --         --         --         --        (24)
Foreign currency translation ...        --        --        --         28         --         --         --         28         28
Net loss .......................        --        --        --         --     (8,291)        --         --     (8,291)    (8,291)
                                  --------- --------- ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at September
30, 2001 .......................     6,868  $      9  $ 80,245   $    (42)  $(11,683)  $ (7,371)  $(41,347)  $ 19,811    $ (8,263)
                                  ========= ========= =========  =========  =========  =========  =========  =========   =========

                         See accompanying notes to consolidated financial statements.

                                  PREVIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:

    DESCRIPTION OF BUSINESS

    Previo Inc.,'s ("Previo" or the "Company") business is focused on the development and marketing of software products that support business continuity. The Company's products are designed to provide swift, reliable personal computer ("PC") and server recovery from virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment. These capabilities are increasingly important as companies become more dependent on PCs and the risk of loss or damage rises due to greater mobility and connectivity, as well as deliberate acts of destruction.

    CONSOLIDATION

    The financial statements at and for the years ended September 30, 2001 and 2000 consolidate the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    REVENUE RECOGNITION

    Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, collectibility is probable and, if applicable, vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based upon the price charged when an element is sold separately.

    Revenue from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivable is probable is recognized on delivery of the software and acceptance by the customer. Revenue from maintenance agreements is recognized ratably over the respective maintenance periods. Revenue from contract service is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. The Company also receives revenues on a subscription basis. Under such arrangements the license fee and maintenance are bundled, therefore all revenue is recognized ratably over the term of the agreement. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year of receipt.

    Historically the Company has offered rights of return on its REACHOUT and REPLICA TAPE products. When the right of return exists, revenues are reduced at the time of sale to reflect expected returns which are based on historical experience. If no historical experience exists at the date of the sale, revenues are deferred until such right of return lapses. The Company does not allow its customers a right of return related to its eSUPPORT ESSENTIALS product line. There is a lengthy evaluation process involved in purchasing the Company's new products and therefore, the Company does not allow customers the right to return its products. If and when the Company does decide to offer its customers a right of return in the future, it will account for the right of return in accordance with SFAS 48.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

    MARKETABLE SECURITIES

    The Company's marketable securities are comprised principally of commercial paper. At September 30, 2001, all marketable securities were classified as held-to-maturity and carried at amortized cost. The cost of securities sold is based on the specific identification method.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Additions to property and equipment, including significant betterments and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives of one to five years and totaled $915,000, $1,225,000 and $1,704,000 for fiscal 2001, 2000 and 1999, respectively. Leasehold improvements are amortized over the shorter of the asset life or lease term.

    LONG-LIVED ASSETS

    The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill, on an exception basis, when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their fair values.

    RESEARCH AND DEVELOPMENT

    Expenditures for research and development are charged to expense as incurred. Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through September 30, 2001, no development costs have been capitalized.

    ADVERTISING

    Expenditures for advertising costs are charged to expense as incurred and totaled $826,000, $474,000 and $151,000 for fiscal 2001, 2000 and 1999, respectively.

    STOCK-BASED COMPENSATION

    The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and income (loss) per share as if the fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

    NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Basic EPS is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is calculated by dividing the income (loss) available to common stockholders by the weighed average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. There were 120,415; 699,155 and 493,164 potentially dilutive securities outstanding for the years ended September 30, 2001, 2000 and 1999, respectively, which have been excluded from the EPS calculation as their effect is anti-dilutive. Therefore, for the years ended September 30, 2001, 2000 and 1999 the calculations for basic and diluted EPS were the same.

    FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's United Kingdom subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates during the period for revenues and expenses. Gains and losses from translation are excluded from results of operations and accumulated as a separate component of stockholders' equity.

    CONCENTRATION OF CREDIT RISK

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

    NEW PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective October 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position, however any such adoption is not expected to have a material effect on its consolidated financial position or results of operation.

    In August 2001, the Financial Accounting Standards Board approved its proposed Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("FAS 121") and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB 30"). FAS No. 144 establishes an accounting model based on FAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of this statement, but believes it will not materially affect the Company's financial position or results of operations.

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

    The Company's consolidated financial statements have been restated to reflect this distribution as discontinued operations. Accordingly, the revenues, costs and expenses and cash flows have been excluded from the respective captions in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows, and have been reported as "Income from discontinued operations, net of taxes" and as "Net cash provided by discontinued operations" for the relevant period.

    Summarized financial information for the discontinued operation is as follows: (Note: Fiscal 1999 numbers include activity through December 16, 1998 only.)

                                                               YEAR ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                     (in thousands)                              1999
                     --------------                            --------
                     Revenues                                  $ 5,886
                     Income before income taxes                  1,435
                     Net income                                    885

NOTE 3 -- COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS:
              (in thousands)

                                                                SEPTEMBER 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
            Accounts receivable:
              Trade receivables ...........................  $   331   $ 1,708
              Less allowance for doubtful accounts ........      (52)     (253)
                                                             --------  --------
                                                             $   279   $ 1,455
                                                             ========  ========

            Property and equipment:
              Computer equipment ..........................  $ 5,535   $ 5,148
              Leasehold improvements ......................      972       942
              Office equipment ............................      697       710
              Furniture and fixtures ......................      636       646
                                                             --------  --------
                                                               7,840     7,446
              Less accumulated depreciation ...............   (6,568)   (5,723)
                                                             --------  --------
                                                             $ 1,272   $ 1,723
                                                             ========  ========

            Accrued expenses and other current liabilities:
              Compensation and employee benefits ..........  $   489   $   653
              Restructuring ...............................      325        43
              Customer credits ............................      162        64
              Investor relations ..........................      130       241
              Accounting and tax services .................      107        84
              UK lease termination costs ..................       --       232
              Marketing commitments .......................       22       216
              Customer support ............................       --       106
              Other .......................................      337       150
                                                             --------  --------
                                                             $ 1,572   $ 1,789
                                                             ========  ========

NOTE 4 -- RESTRUCTURING CHARGES:

    During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge to operations of $973,000, representing costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($516,000), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($380,000) and costs associated with modifications to the lease of the Company's facility in Estonia ($77,000). By the end of the fiscal year, the Company had incurred and paid $475,000 in severance and benefits to terminated employees, $109,000 in costs associated with terminating the lease of the United Kingdom facility and dissolving the Company's United Kingdom subsidiary and $64,000 in costs related to modifying the lease for its Estonian facility. The Company expects to incur and pay the remaining accrued amounts during the first quarter of fiscal 2002.

    During the first quarter of fiscal 1999, the Company recorded a restructuring charge to operations of $822,000, representing costs incurred in anticipation of reorganization related to the December 1998 spin-off of its Hi/fn, Inc. subsidiary. The components of this charge were losses on property and equipment abandonments ($555,000), severance and benefits paid to terminated employees ($246,000) and lease termination costs ($21,000). These costs were incurred and paid prior to the end of fiscal 1999.

    During the fourth quarter of fiscal 1999, the Company recorded a restructuring charge to operations of $400,000, representing costs incurred as the company reorganized its product development department and relocated much of its development activity to offshore locations. The components of this charge were severance and benefits paid to terminated employees ($274,000), lease termination costs ($86,000), losses on property and equipment abandonments ($35,000) and outplacement related to terminated employees ($5,000). By the end of fiscal 1999, the Company had incurred and paid costs of $161,000 in severance and benefits to terminated employees, and $35,000 in losses on property and equipment abandonments. During fiscal 2000 the Company incurred an additional $123,000 in severance and benefits paid to terminated employees and $38,000 in lease termination costs. The Company reversed $43,000 of excess accrual during the fourth quarter of fiscal 2001.

NOTE 5 -- INCOME TAXES:
               (table amounts in thousands)

    At September 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $25,584,000 and $12,437,000. The federal and state net operating loss carryforwards expire beginning in 2020 and 2003 respectively. The Company also has federal and California research and development tax credit carryforwards of approximately $72,000 and $123,000 respectively. The federal research and development credit will begin expiring in 2019. The California research and development credit does not expire. The Company also has alternative minimum tax credits of $381,000 which have no expiration date, and a foreign tax credit of $155,000 which begins expiring in 2002.

    The principal components of deferred income taxes are as follows:

                                                             SEPTEMBER 30,
                                                          ------------------
                                                            2001      2000
                                                          --------  --------
          Revenue recognition for tax purposes .........  $     -   $   390
          Net operating and capital loss carryforwards .    9,697     6,340
          Tax credits ..................................      700       799
          Allowances and accrued expenses ..............      267       403
          Depreciation and amortization ................      361       489
          Purchased research and development ...........    3,575     4,017
          Other ........................................        9         6
          Valuation allowance ..........................  (14,609)  (12,444)
                                                          --------  --------
                                                          $     -   $     -
                                                          ========  ========
    Based on a number of factors, including the lack of current profits and the fact that the Company competes in a market that is characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets that a full valuation allowance has been provided.

    Components of pre-tax loss are as follows:

                                               YEAR ENDED SEPTEMBER 30,
                                      ------------------------------------------
                                        2001             2000             1999
                                      --------         --------         --------
   Domestic ....................      $(7,321)         $(5,690)         $(5,266)
   Foreign .....................       (1,340)          (1,089)             705
                                      --------         --------         --------
                                      $(8,661)         $(6,779)         $(4,561)
                                      ========         ========         ========

    The provision (benefit) for income taxes is comprised of the following:

                                               YEAR ENDED SEPTEMBER 30,
                                      ------------------------------------------
                                        2001             2000             1999
                                      --------         --------         --------
Current tax expense (benefit):
   Federal........................    $  (372)         $   (62)         $(1,665)
   Foreign........................          -               75                -
   State..........................          2                2                2
                                      --------         --------         --------
                                         (370)              15           (1,663)
                                      --------         --------         --------
Deferred tax expense (benefit):
   Federal........................          -                -                -
   State..........................          -                -                -
                                      --------         --------         --------
                                            -                -                -
                                      --------         --------         --------
                                      $  (370)         $    15          $(1,663)
                                      ========         ========         ========

    The benefit recorded in fiscal 2001 is the result of the settlement of an ongoing audit by the Internal Revenue Service that was finalized during the fiscal year for less than had been accrued.

    A reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes, to the provision for income taxes follows:

                                                      YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------
                                                      2001      2000      1999
                                                    --------  --------  --------
Amount computed at statutory
  federal rate of 34% ............................  $(2,945)  $(2,310)  $(1,551)
State income taxes, net of federal
  benefit ........................................     (185)     (450)      (32)

Expenses not deductible for tax purposes .........       31        15        68
Foreign rate differential ........................      637       412       (22)
Net operating and capital loss carryforwards .....        -    (2,953)        -
Revision of prior year's tax estimates ...........      (68)      (24)        -
Change in valuation allowance of deferred tax
   asset .........................................    2,160     5,349       (91)
Other ............................................        -       (24)      (35)
                                                    --------  --------  --------
                                                    $  (370)  $    15   $(1,663)
                                                    ========  ========  ========

NOTE 6 -- STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS:

    1992 STOCK OPTION PLAN

    In March 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"), as amended in March 1999, which provides for the granting of incentive stock options and non-qualified stock options to purchase up to 3,093,341 shares of the Company's common stock. The 1992 Plan is administered by the Compensation Committee of the Board of Directors and provides for options for the purchase of the Company's common stock to be granted to employees, officers and consultants of the Company at prices that are not less than 100% and 50% of the fair market value of the related shares at the date of grant for incentive stock options and non-qualified stock options, respectively. Options vest as determined by the Compensation Committee, generally over a period of four or five years. The maximum term of options granted under the 1992 Plan is ten years.

    In October 2001, the Board of Directors voted to extend the 1992 Plan, which was scheduled to expire in 2002, for an additional ten-year period. The terms of the 1992 Plan remain the same; however, only non-qualified stock options may be granted going forward. No additional shares were authorized for issuance under the 1992 Plan.

   1992 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    In March 1992, the Company adopted the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended in February 1995 and March 1999, which provides for the automatic granting of non-qualified stock options to purchase up to 223,446 shares, as amended, of the Company's common stock. The Directors' Plan is administered by the Board of Directors and provides for options for the purchase of the Company's common stock to each director of the Company (or an affiliate of the Company) who is not otherwise employed by the Company (or an affiliate of the Company). Such directors will automatically be granted an option to purchase common stock upon election to the Board and on each anniversary of that date thereafter, so long as the director continues to serve on the Board. Vesting periods are five years for initial options granted, and four years for options granted in re-election years. The maximum term of options granted under the Directors' Plan is ten years.

    The Directors' Plan will expire in March 2002.

    2000 EQUITY INCENTIVE PLAN

    In April 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan"), which provides for the granting of non-qualified stock options, stock awards and the rights to acquire restricted stock for up to 250,000 shares of the Company's common stock. The 2000 Plan is administered by the Compensation Committee of the Board of Directors and provides for options for the purchase of the Company's common stock to be granted to employees, officers and consultants of the Company at prices that are not less than 50% of the fair market value of the related shares at the date of grant. Options vest as determined by the Compensation Committee, generally over a period of four years. The maximum term of options granted under the 2000 Plan is ten years.

    In 2001 the 2000 Plan was amended to allow for the issuance of an additional 500,000 shares. All other provisions of the 2000 Plan remain the same.

    Combined information for all stock option activities for fiscal 2001, 2000 and 1999 is summarized below:

                                                                       OPTIONS OUTSTANDING
                                                                  --------------------------------
                                                                                       WEIGHTED-
                                                                                        AVERAGE
                                                                                       EXERCISE
                                                                        SHARES          PRICE
                                                                  --------------    -------------
               Balance at September 30, 1998...................        2,754,617          3.95
                Options granted................................          286,117          3.75
                Options exercised..............................         (307,365)         3.36
                Options forfeited..............................         (693,418)         4.88
                                                                  --------------
               Balance at September 30, 1999...................        2,039,951          4.06
                Options granted................................        1,347,849          6.63
                Options exercised..............................         (711,006)         3.68
                Options forfeited..............................         (830,996)         6.55
                                                                  --------------
               Balance at September 30, 2000...................        1,845,798          5.47
                Options granted................................          638,128          3.58
                Options exercised..............................          (31,673)         3.42
                Options forfeited..............................         (551,404)         6.95
                                                                  --------------
               Balance at September 30, 2001...................        1,900,849          4.54
                                                                  ==============

    The following is a summary of stock options outstanding at September 30, 2001:

                                                                   OPTIONS OUTSTANDING
                                                    --------------------------------------------------
                                                                         WEIGHTED-
                                                                          AVERAGE         WEIGHTED-
                                                                         REMAINING         AVERAGE
                                                                        CONTRACTUAL       EXERCISE
                                                        NUMBER         LIFE (YEARS)         PRICE
                                                    -------------     -------------     -------------
               Price Range
                    $1.64 - $3.19..............         428,460            5.89           $  2.81
                    $3.20 - $3.52..............         367,035            5.09              3.37
                    $3.56 - $3.76..............         339,915            8.86              3.72
                    $3.80 - $6.12..............         367,455            7.65              5.09
                    $6.25 - $12.87.............         397,984            7.01              7.66
                                                    -----------
                    $1.64 - $12.87.............       1,900,849            6.84              4.54
                                                    ===========

    The following is a summary of stock options exercisable at September 30, 2001:

                                                                    OPTIONS EXERCISABLE
                                                             -------------------------------
                                                                                 WEIGHTED-
                                                                                  AVERAGE
                                                                                 EXERCISE
                                                                  NUMBER           PRICE
               Price Range                                   --------------    -------------
                     $1.64 - $3.19......................         273,309         $  2.70
                     $3.20 - $3.52......................         325,531            3.37
                     $3.56 - $3.76......................         118,715            3.71
                     $3.80 - $6.12......................         195,255            5.06
                     $6.25 - $12.87.....................         267,936            7.66
                                                             -----------
                     $1.64 - $12.87.....................       1,180,746            4.50
                                                             ===========

    EMPLOYEE STOCK PURCHASE PLAN

    In March 1992, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of the Company's common stock. The most recent offering under the Purchase Plan terminated on October 31, 2001. The Purchase Plan is administered by the Board of Directors and allows participating employees to have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date or the relevant purchase date. During fiscal 2001, 10,520 shares were issued under the Purchase Plan at a price of $4.04 per share, and 14,275 shares were issued at a price of $2.55 per share. At September 30, 2001, 96,804 shares were reserved for future issuance; however, the Purchase Plan will expire in March 2002.

    PRO FORMA DISCLOSURE

    No compensation expense has been recognized for stock option grants, which are fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized under the Purchase Plan. Had compensation cost for the Company's stock-based compensation awards issued during fiscal 2001, 2000 and 1999 been determined based on the fair value at the grant date the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                              YEAR ENDED SEPTEMBER 30,
                                                       2001             2000             1999
                                                 ---------------- ---------------- ----------
Net loss (in thousands):
  As reported...............................     $      (8,291)   $      (6,794)   $      (2,013)
                                                 ==============   ==============   ==============
  Pro forma.................................     $     (10,404)   $      (8,359)   $      (2,248)
                                                 ==============   ==============   ==============

Net loss per share, basic and diluted:
  As reported...............................     $       (1.21)   $       (1.06)   $       (0.34)
                                                 ==============   ==============   ==============
  Pro forma.................................     $       (2.00)   $       (1.46)   $       (0.42)
                                                 ==============   ==============   ==============

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended September 30, 2001, 2000 and 1999, respectively: dividend yield of 0.0% for all years, risk free interest rates of 4.41%, 6.31% and 5.27%, expected volatility of 133%, 140% and 150% and expected lives of two years for all years. The weighted-average fair value of options granted during the years ended September 30, 2001, 2000 and 1999 was $3.33, $6.04 and $3.27 per share, respectively. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for all years, risk-free interest rates of 3.08%, 6.30% and 4.87%, expected volatility of 133%, 140% and 150%, and an expected life of six months for all years. The weighted-average fair value of those purchase rights granted during the years ended September 30, 2001, 2000 and 1999 was $1.51, $3.97 and $2.72 per share, respectively.

    401(K) PLAN

    In July 1991, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits, but does not require, matching contributions by the Company on behalf of all participants. No such contributions were made during fiscal 2001, 2000 or 1999.

    WARRANTS

    In June 2000, the Company issued a fully vested, immediately exercisable and non-forfeitable warrant to purchase 10,000 shares of its common stock at an exercise price of $5.81 in connection with services received prior to the date of grant. This warrant expires ten years from the date of grant. The fair value of this warrant at the time of grant, which was determined by management to be $57,000, based upon application of the Black-Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk-free interest rate of 6.00%, volatility of 150% and contractual life of 10 years, was expensed during fiscal 2000. At September 30, 2001, all of these warrants remained outstanding.

NOTE 7 -- COMMITMENTS:
                (table amounts in thousands)

    The Company occupies its facilities under two cancelable and non-cancelable operating leases that expire during March 2005, and which contain renewal options. Future minimum lease payments are as follows:

 YEAR ENDED SEPTEMBER 30,                              AMOUNT
                                                    -----------
 2002..........................................     $     493
 2003..........................................           501
 2004..........................................           509
 2005..........................................           214
                                                    ----------
                                                    $   1,717
                                                    ==========

    Rent expense under operating leases was $661,000, $848,000 and $615,000, in fiscal 2001, 2000 and 1999, respectively. Certain facilities leases provide for scheduled rent increases. The total lease commitment for such leases is being charged ratably to operations.

NOTE 8 -- SIGNIFICANT CUSTOMERS AND FOREIGN OPERATIONS:
               (table amounts in thousands)

    A significant portion of the Company's revenues has been derived from technology licenses and sales to major customers as follows:

    Sales to Hewlett Packard Company ("HP"), Tivoli Systems, Inc., Soliton Systems and Legato Systems, Inc. accounted for 23%, 20%, 12% and 10% respectively, of fiscal 2001 revenues. Sales to HP accounted for 11% of fiscal 2000 revenues. Sales to HP and Ingram Micro, Inc. accounted for 17% and 10%, respectively, of fiscal 1999 revenues.

    In fiscal 2001, international revenues were $1,610,000, and were composed primarily of sales to customers in Japan ($790,000) and Northern Europe ($652,000). In fiscal 2000, international revenues were $1,710,000, and were composed primarily of sales to customers in Northern Europe ($638,000), Southern Europe ($557,000) and Central Europe ($444,000). In fiscal 1999, international revenues were $5,835,000, consisting primarily of sales to customers in Northern Europe ($1,671,000), Central Europe ($1,464,000), Southern Europe ($852,000),
Asia ($295,000) and Australia/New Zealand ($276,000).

    Condensed financial information related to the Company's wholly owned foreign subsidiaries is as follows:

                                            YEAR ENDED SEPTEMBER 30,
                                       --------------------------------
                                         2001        2000         1999
                                       -------     -------      -------
Revenues (U.K.)...................     $   818     $ 1,715      $ 3,898
Long-lived assets (net) (U.K.)....     $     0     $    56      $    63
Long-lived assets (net) (Estonia).     $   522     $   646      $   393

NOTE 9 -- CONTINGENCIES:

    The Company is party to certain litigation arising in the ordinary course of business. In the opinion of management, the ultimate resolution of this litigation is not expected to have a material adverse effect on the Company's financial position or results of operations; however, the amount, if any, from this claim cannot be determined with certainty, and it is reasonably possible that the ultimate resolution could be different from management's expectations.


NOTE 10 - SUBSEQUENT EVENTS:

    During the first quarter of fiscal 2002 the Company executed a restructuring designed to further reduce costs and recorded a charge of approximately $500,000. The charge is composed of severance and benefits paid to terminated employees ($210,000) and costs related to modifying the leases for its offices in Estonia ($130,000) and San Diego ($160,000). The Company paid the majority of the severance and benefits during the first quarter of fiscal 2002, however finalization of the lease modifications will most likely occur during the second quarter of fiscal 2002. Approximately 27% of the Company's work force was affected by the restructuring.


PREVIO, INC.
SCHEDULE I - MARKETABLE SECURITIES
AT SEPTEMBER 30, 2001
(IN THOUSANDS)


NAME OF ISSUER                             PRINCIPAL             AMORTIZED   CARRYING
TITLE OF ISSUE                              AMOUNT      COST        COST       VALUE
--------------                              ------      ----        ----       -----
Commercial Paper Household Fin Corp         2,000       1,982       1,998       1,998

Commercial Paper General Elec Cap
Corp                                        2,000       1,978       1,994       1,994


Commercial Paper CIT Group Inc              2,000       1,976       1,991       1,991

Commercial Paper American General
Corp                                        2,000       1,970       1,985       1,985

Commercial Paper Wells Fargo Finl Inc
                                            2,000       1,958       1,974       1,974
                                           ------      ------      ------      ------

Total                                      10,000       9,864       9,942       9,942
                                           ------      ------      ------      ------


     EXHIBIT    EXHIBIT
    FOOTNOTE    NUMBER                          DESCRIPTION
   ----------- --------                         -----------
      (6)          2.1      Agreement and Plan of Merger, dated April 5, 1996,
                            between the Registrant and Stac, Inc., a California
                            corporation.

      (6)          3.1      Certificate of Incorporation of the Registrant.

      (6)          3.2      Bylaws of the Registrant.

                   4.1      Reference is made to Exhibits 3.1, 3.2and 10.9

      (1)         10.1      Form of Indemnity Agreement entered into between the
                            Registrant and its directors and officers with
                            related schedule.

      (1)(7)      10.2      Registrant's 1992 Stock Option Plan ("the 1992
                            Plan").

      (5)(7)      10.3      Registrant's 1992 Non-Employee Directors' Plan, as
                            Amended ("the Directors' Plan").

      (1)(7)      10.4      Registrant's Employee Stock Purchase Plan and related
                            Offering document.

      (5)(7)      10.5      Forms of Non-statutory Stock Option Agreements under
                            the Directors' Plan.

      (6)         10.6      Office Lease date March 22, 1994 between the
                            Registrant and Weyerhaeuser Mortgage Company and Fort
                            Wyman, Inc.

      (6)         10.7      Office Lease date March 22, 1994 between the
                            Registrant and Weyerhaeuser Mortgage Company and Fort
                            Wyman, Inc.

      (6)         10.8      Office Lease dated July 12, 1994 between the
                            Registrant and Weyerhaeuser Mortgage Company and Fort
                            Wyman, Inc.

      (6)         10.9      Amendment No. 1 to the Office Lease dated July 12,
                            1994 between the Registrant and Weyerhaeuser Mortgage
                            Company and Fort Wyman, Inc.

      (6)         10.10     Amendment No. 2 to the Office Lease dated July 12,
                            1994 between the Registrant and Weyerhaeuser Mortgage
                            Company and Fort Wyman, Inc.

      (8)          10.11    Cross License Agreement dated as of November 21, 1996 between the
                            Registrant and Hi/fn, Inc.

      (8)          10.12    Form of Distribution Agreement.

      (8)          10.13    Form of Employee Benefits and Other Matters Allocation Agreement.

      (8)          10.14    Form of Tax Allocation and Indemnity Agreement.

                   10.15    Distributor Agreement, between the Registrant and
                            Ingram Micro, Inc. dated as of June 8, 1999.

      (9)          10.16    1992 Non-Employee Directors' Stock Option Plan, as Amended.


     EXHIBIT    EXHIBIT
    FOOTNOTE    NUMBER                          DESCRIPTION
   ----------- --------                         -----------

   (7)(11)         10.17    Form of Change of Control Agreement

      (10)         10.18    2000 Equity Incentive Plan

      (7)          10.19    Employment Agreement with Tom Dilatush

   (2)(12)         10.20    Agreement Respecting Modified Version of Desktop DNA, dated October 20,
                            2000 between the Company and Miramar Systems, Inc.

   (2)(12)         10.21    First Amendment to the Agreement Respecting Modified Version of Desktop
                            DNA, dated February 8, 2001 between the Company and Miramar Systems, Inc.

   (7)(12)         10.22    Employment Agreement dated January 8, 2001 between the Company and
                            Clifford Flowers.

   (7)(12)         10.23    Employment Agreement dated January 8, 2001 between the Company and James
                            T. Nicol.

                   21.1     Subsidiaries of the Registrant.

                   23.1     Consent of Independent Accountants.

                   24.1     Power of Attorney.  Reference is made to page 17.

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

(6) Filed as exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(7) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

(8) Filed as an exhibit to the Registration Statement on Form 10, as amended filed by Hi/fn, Inc. (File No. O-24765) and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(10) Filed as an exhibit to the Company's Form S-8 filed on April 24, 2000.

(11) Incorporated by reference to the form 10-K/A filed on January 28, 1999.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.