Form 10-K/A
period 2001-09-30
PREVIO INC
filed 2002-01-04
CIK 885073

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

--------------------------------------------------------------------------------
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________
--------------------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2001 was $7,033,503.*

The number of shares outstanding of the Registrant's Common Stock was 6,881,062 as of December 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders to be held on March 6, 2002 (the "2002 Annual Meeting") is incorporated herein by reference into Part III of this Report.


                                  ------------

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at December 31, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PREVIO, INC.


                                         By:   /s/ Tom Dilatush
                                               ---------------------------------
                                               Tom Dilatush
                                               Chief Executive Officer

                                         Date: January 4, 2002


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE                        TITLE                        DATE
                 ---------                        -----                        ----

  /s/         Corey M. Smith*            Chairman of the Board            January 4, 2002
-------------------------------------
             (Corey M. Smith)

  /s/          Tom Dilatush              Chief Executive Officer          January 4, 2002
-------------------------------------
              (Tom Dilatush)

  /s/      Clifford L. Flowers*          Vice President of Finance,       January 4, 2002
-------------------------------------    Chief Financial Officer and
           (Clifford L. Flowers)         Secretary (Principal
                                         Financial and Accounting
                                         Officer)

  /s/         Antonio Perez*             Director                         January 4, 2002
-------------------------------------
             (Antonio Perez)

  /s/       Peter D. Schleider*          Director                         January 4, 2002
-------------------------------------
           (Peter D. Schleider)

  /s/       Robert W. Johnson*           Director                         January 4, 2002
-------------------------------------
           (Robert W. Johnson)

  /s/          Gary W. Clow*             Director                         January 4, 2002
-------------------------------------
              (Gary W. Clow)


    *By /s/Tom Dilatush
    -------------------
    Tom Dilatush
    Attorney-in-fact