Form 10-Q
period 2001-12-31
PREVIO INC
filed 2002-02-12
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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

                            YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 4, 2002.

Common Stock, par value $0.001 per share             6,881,062 shares

                                  PREVIO, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                           Page
                                                                            ----
             Condensed Consolidated Balance Sheets
                 as of December 31, 2001 (unaudited) and
                 September 30, 2001                                           3

             Condensed Consolidated Statements of
                 Operations for the three months
                 ended December 31, 2001 and 2000, (unaudited)                4

             Condensed Consolidated Statements of Cash
                 Flows for the three months ended
                 December 31, 2001 and 2000, (unaudited)                      5

             Notes to Unaudited Condensed Consolidated Financial
                 Statements                                                   6

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                   8

     Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                                 15


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               16

     Item 2. Changes in Securities and Use of Proceeds                       16

     Item 3. Defaults Upon Senior Securities                                 16

     Item 4. Submission of Matters to a Vote of Security Holders             16

     Item 5. Other Information                                               16

     Item 6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                   17

                                  PREVIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                  December 31,     September 30,
                                                     2001              2001
                                                 -------------     -------------
                                                  (UNAUDITED)

Current assets:
     Cash and cash equivalents                   $      6,211      $      9,658
     Marketable securities                             10,478             9,942
     Accounts receivable                                  700               279
     Prepaid expenses                                   1,102             1,061
                                                 -------------     -------------
         Total current assets                          18,491            20,940

Property and equipment, net                             1,162             1,272
Other assets                                              271               263
                                                 -------------     -------------
                                                 $     19,924      $     22,475
                                                 =============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                            $        366      $        652
     Deferred revenue                                     396               423
     Accrued expenses and other
       current liabilities                              1,523             1,572
                                                 -------------     -------------
         Total current liabilities                      2,285             2,647

Other liabilities                                          17                17
                                                 -------------     -------------
                                                        2,302             2,664
                                                 -------------     -------------

Stockholders' equity
     Common stock at par value                              9                 9
     Additional paid in capital                        80,268            80,245
     Treasury stock                                   (41,347)          (41,347)
     Cumulative translation adjustment                    (42)              (42)
     Accumulated deficit                              (21,266)          (19,054)
                                                 -------------     -------------
         Total stockholders' equity                    17,622            19,811
                                                 -------------     -------------
                                                 $     19,924      $     22,475
                                                 =============     =============


See accompanying notes to unaudited condensed consolidated financial statements

                                  PREVIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                           Three Months Ended
                                                               December 31,
                                                           2001           2000
                                                          --------      --------

Net revenues                                              $   972       $ 1,926

Cost of revenues                                              162           175
                                                          --------      --------

Gross margin                                                  810         1,751
                                                          --------      --------

Operating expenses:
    Research and development                                  605         1,088
    Sales and marketing                                     1,399         1,652
     General and administrative                               715           604
    Restructuring                                             425             -
                                                          --------      --------

        Total operating expenses                            3,144         3,344
                                                          --------      --------

Operating loss                                             (2,334)       (1,593)

Interest income                                               122           484
                                                          --------      --------

Loss before income taxes                                   (2,212)       (1,109)
Benefit from income taxes                                       -             -
                                                          --------      --------

Net loss                                                  $(2,212)      $(1,109)
                                                          ========      ========


Loss per common share, basic and diluted:                 $ (0.32)      $ (0.16)

Weighted average common shares,
         basic and diluted                                  6,877         6,840

Net loss                                                  $(2,212)      $(1,109)
Cumulative translation adjustment                               -             5
                                                          --------      --------
Comprehensive loss                                        $(2,212)      $(1,104)
                                                          ========      ========


See accompanying notes to unaudited condensed consolidated financial statements

                                  PREVIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                             Three Months Ended
                                                                December 31,
                                                             2001         2000
                                                           ---------   ---------
Cash flows from operating activities:
     Net loss                                              $ (2,212)   $ (1,109)
     Adjustments required to reconcile net loss
        to net cash used by operating activities:
        Depreciation and amortization                           173         269
        Stock-based compensation                                  -         (25)
     Changes in assets and liabilities:
        Accounts receivable                                    (421)        863
        Other assets                                            (59)       (267)
        Accounts payable                                       (286)       (127)
        Deferred revenue                                        (27)       (348)
        Accrued expenses and other current liabilities          (49)        132
                                                           ---------   ---------
           Net cash used by operating activities             (2,881)       (612)
                                                           ---------   ---------

Cash flows from investing activities:
     Purchases of marketable securities                     (10,536)    (15,548)
     Sales of marketable securities                          10,000       9,500
     Purchases of property and equipment                        (53)       (196)
                                                           ---------   ---------
           Net cash used by investing activities               (589)     (6,244)
                                                           ---------   ---------

Cash flows from financing activities:
     Issuance of common stock                                    23         118
                                                           ---------   ---------
           Net cash provided by financing activities             23         118
                                                           ---------   ---------

Effect of exchange rates on cash and cash equivalents             -           5

Net increase in cash and cash equivalents                    (3,447)     (6,733)

Cash and cash equivalents at beginning of period              9,658      17,862
                                                           ---------   ---------
Cash and cash equivalents at end of period                 $  6,211    $ 11,129
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

The accompanying unaudited condensed consolidated financial statements of Previo, Inc. ("Previo" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended September 30, 2001. (On April 25, 2000, the Company changed its name from Stac Software, Inc., to Previo, Inc. Therefore, some filings and financial statements that are referenced were originally filed or reported under the Stac Software, Inc. name.) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of December 31, 2001 and its results of operations for the quarters ended December 31, 2001 and 2000, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. Loss Per Share: (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        --------------

Basic earnings per share, ("EPS"), is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net loss remains the same for the calculations of basic EPS and diluted EPS. The following common stock equivalents were excluded from the calculation because they are anti-dilutive: 10,624 and 724,950 for the quarters ended December 31, 2001 and December 31, 2000, respectively. These calculations are the same for basic and diluted EPS for the quarters ended December 31, 2001 and 2000.

NOTE 3. Stock Option Plan Summary
        -------------------------

The following is a summary of stock options outstanding at December 31, 2001:

                                                                   OPTIONS OUTSTANDING
                                                     ------------------------------------------
                                                                       WEIGHTED-
                                                                        AVERAGE      WEIGHTED-
                                                                       REMAINING      AVERAGE
                                                                      CONTRACTUAL    EXERCISE
                                                        NUMBER       LIFE (YEARS)      PRICE
                                                     ----------      ------------    ----------
               Price Range
                    $1.64 - $3.19..............        413,189           5.51           $2.80
                    $3.20 - $3.52..............        341,478           4.70           $3.38
                    $3.56 - $3.76..............        335,246           8.62           $3.72
                    $3.80 - $6.12..............        330,360           7.36           $5.06
                    $6.31 - $11.37.............        388,461           6.72           $7.65
                                                     ----------
                    $1.64 - $11.37.............      1,808,734           6.53           $4.53
                                                     ==========


The following is a summary of stock options exercisable at December 31, 2001:

                                                         OPTIONS EXERCISABLE
                                                      --------------------------
                                                                    WEIGHTED-
                                                                     AVERAGE
                                                                     EXERCISE
                                                         NUMBER       PRICE
               Price Range                            -----------   ----------
                     $1.64 - $3.19                       286,539      $2.72
                     $3.20 - $3.52                       312,701      $3.38
                     $3.56 - $3.76                       138,369      $3.71
                     $3.80 - $6.12                       187,407      $5.04
                     $6.31 - $11.37                      279,332      $7.61
                                                      -----------
                     $1.64 - $11.37                    1,204,348      $4.50
                                                      ===========


NOTE 4. Restructuring
        -------------

         On December 31, 2001, the Company began implementation of a restructuring designed to bring costs in closer alignment with anticipated revenues. During the quarter the Company recorded a charge of $500,000 related to this restructuring. The charge included payments of severance and benefits to terminated employees ($215,000) and anticipated costs for modifications to the Company's leases, reflecting the reduced work force ($285,000). Payments for severance and benefits were made during the Company's first fiscal quarter. The lease modifications are expected to be completed during the second quarter of fiscal 2002.

          During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge to operations of $973,000, representing primarily costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($516,000), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($380,000) and costs associated with modifications to the lease of the Company's facility in Estonia ($77,000). As of December 31, 2001, the Company had incurred and paid $524,000 in severance and benefits to terminated employees, $254,000 in costs associated with terminating the lease of the United Kingdom facility and dissolving the Company's United Kingdom subsidiary and $66,000 in costs related to modifying the lease for its Estonian facility. During the first quarter of fiscal 2002, the Company reversed $75,000 of this charge, as the termination costs for the Company's lease of its United Kingdom office were accomplished on more favorable terms than had been originally provided for. The Company expects to incur and pay the remaining accrued amounts during the second quarter of fiscal 2002.

         The net effect in the December 31, 2001 quarter of the above activity was a $425,000 charge to restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties such as statements about Previo's expected financial results, operating expenses and litigation related to the Company's intellectual property. Previo's future results could differ materially from those discussed here. The Company expects its quarterly results to fluctuate due to the re-focus of the Company into the eSupport market and the related discontinuation and divestiture of its legacy products. Additional factors that could cause or contribute to differences in future results include but are not limited to: fluctuations in the Company's operating results, market acceptance of the Company's eSupport Essentials product and other new product introductions, the Company's decision to begin offering its software products for sale on a subscription basis during the June 2001 quarter, which could result in lower revenues in the short term, the results of the Company's recent restructurings, new product introductions by competitors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights, the impact of any strategic transactions the Company may enter into and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues," "Quarterly Trends" "Seasonality," "Operating Systems," "Competition and Risks Associated with New Product Introductions," and "Stock Price Volatility") and in the Company's Form 10-K for the year ended September 30, 2001. Due to these fluctuations and the Company's discontinuation and divestiture of its legacy products, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

         Previo's business is focused on the development and marketing of software products that support business continuity. The Company's products are designed to provide swift, reliable PC and server recovery from software virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment. These capabilities are increasingly important as companies become more dependent on PCs and the risk of loss or damage rises due to greater mobility and connectivity, as well as deliberate acts of destruction.

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

         The Company entered into an agreement with Miramar Systems, Inc. ("Miramar") pursuant to which it has integrated Miramar's Desktop DNA(TM) system migration technology into Previo's eSupport Essentials product. This integrated product permits enterprise users to automate the transfer and preservation of user data and settings when upgrading to a new computer, operating system or both. The Company began shipping its new product feature, FastforwarDNA, powered by Miramar's Desktop DNA technology, during the third quarter of fiscal 2001.

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

         From May 1, 2000 until October 2001 when HP discontinued sales of HP SureStore AutoBackup, the Company had an exclusive OEM agreement with Hewlett-Packard Company ("HP"). Under this agreement, Previo's eSupport Essentials served as the software application core for a network appliance (HP SureStore AutoBackup) and the Company was entitled to receive royalties based on the sales of these products, if any. The Company will not receive any future royalties related to this agreement.

         On December 31, 2001, the Company began implementation of a restructuring designed to bring costs in closer alignment with anticipated revenues. During the quarter the Company recorded a charge of $0.5 million related to this restructuring. The charge included payments of severance and benefits to terminated employees ($0.2 million) and anticipated costs for modifications to the Company's office leases, reflecting the reduced work force ($0.3 million). Payments for severance and benefits were made during the Company's first fiscal quarter. The lease modifications are expected to be completed during the second quarter of fiscal 2002. This charge was partially offset by the Company's reversal of $0.1 million in excess accruals related to the August 2001 restructuring as the termination costs for the Company's lease of its United Kingdom office were accomplished on more favorable terms than had been originally expected. This resulted in a net charge of $0.4 million associated with restructuring activity in the December 2001 quarter.

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere within this quarterly report.


RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                                           Three Months Ended
                                                              December 31,
                                                         2001             2000
                                                         -----            -----

Revenues                                                  100%             100%
Cost of revenues                                           17                9
                                                         -----            -----
Gross margin                                               83               91
                                                         -----            -----

Research and development                                   62               57
Sales and marketing                                       144               86
General and administrative                                 74               31
Restructuring                                              44                -
                                                         -----            -----
Total operating expenses                                  324              174
                                                         -----            -----

Operating loss                                           (241)             (83)
Interest income                                            13               25
                                                         -----            -----

Loss before income taxes                                 (228)             (58)

Benefit from income taxes                                   -                -
                                                         -----            -----

Net loss                                                 (228)%            (58)%
                                                         =====            =====

         REVENUES. Revenues decreased 49% to $1.0 million for the quarter ended December 31, 2001 from $1.9 million in the quarter ended December 31, 2000. Revenues from the Company's core product, eSupport Essentials, increased from $0.5 million in the quarter ended December 31, 2000 to $0.9 million in the quarter ended December 31, 2001. The December 31, 2001 quarter includes $0.2 million of revenue related to the reversal of a reserve that had been established when HP announced its intention to discontinue its sale of HP SureStore AutoBackup, as the Company anticipated returns associated with the product. As those returns have not materialized, the Company has reversed this reserve.

         As discussed above, the Company has initiated significant changes to its business strategy, including the planned discontinuation of sales of the ReachOut and Replica Tape products, in order to focus on positioning the Company in the eSupport market. The Company expects current and future revenues to be significantly lower than the historical periods prior to the discontinuance of the ReachOut and Replica Tape products.

         International sales were $0.2 million, or 17% of revenues for the quarter ended December 31, 2001 and $0.5 million or 26% of revenues for the quarter ended December 31, 2000. The decrease in international revenues in the December 31, 2001 quarter from those in the comparable period of the prior fiscal year was primarily due to the closure of the Company's office in the United Kingdom in August 2001. International sales in the quarter ended December 31, 2001 were made primarily to customers in England. Because the Company has decided to focus its marketing and selling efforts in North America, it anticipates a decline in future international sales.

         The Company began offering its software products for sale on a subscription basis during the June 2001 quarter. Selling on a "subscription basis" means either a fee per user for a period of time or per use of the product. From June 1, 2001 until December 31, 2001, only a limited number of sales have been made on a subscription basis. However, it is possible that a larger portion of the Company's future sales will be on a subscription basis beginning in the March 2002 quarter. As the Company phases in the subscription pricing model, it is likely to experience a decline in revenues in the short term. This could occur because one-time perpetual license sales generally result in immediately recognizable revenue, whereas a comparable sale to an enterprise of the same size on a subscription basis would result in smaller per month revenues recognized pro-rata over the duration of the agreement. This pro-rata recognition of revenues and the resultant short term decline in revenues is likely to be further accentuated by the fact that historically the majority of the Company's sales take place late in the fiscal quarter. Although the Company expects the value of a subscription sale over its lifetime will exceed that of a one-time perpetual license sale for any given customer, the short-term impact on the Company's revenues will likely be negative. In addition, there is no assurance that the value of any subscription sale over its lifetime will exceed that of a one-time perpetual license sale for any given customer.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of license fees and the costs of rendering product support services. Gross margins were 83% for the quarter ended December 31, 2001, compared to 91% in the comparable quarter of the prior fiscal year. The lower gross margins in fiscal 2002 than in fiscal 2001 are primarily due to the fixed nature of support costs in relation the lower revenue base on which the gross margin is calculated. Additionally, cost of revenues for the December 2001 quarter includes costs of royalties paid to Miramar pursuant to the technology licensing agreement discussed above.

         RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, fees paid to outside contractors and non-recurring engineering fees. Such expenses were $0.6 million and $1.1 million for the quarters ended December 31, 2001 and December 31, 2000, respectively. The decrease in research and development costs from the prior year's quarter was primarily due to lower salary and other employee related costs, as a result of the restructuring implemented in August 2001. Additionally, in the fiscal December 31, 2001 quarter, there were lower consulting costs than in the prior fiscal year, as the prior year had included charges related to consultants who had been retained to assist the Company with certain non-recurring engineering related to the Company's Replica Tape product and payments to Miramar for development work related to FastforwarDNA. Charges for depreciation were also lower in the December 31, 2001 quarter than in the December 31, 2000 quarter. The Company expects to continue to invest in development for which it believes there is a need in the eSupport market; however, the research and development programs invested in by the Company may not be successful and any products resulting from such programs may not achieve market acceptance.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of the salaries, commissions and employment benefits of sales and marketing personnel, and consulting, advertising, promotion, travel and other overhead expenses. Such expenses were $1.4 million for the quarter ended December 31, 2001 and $1.7 million for the quarter ended December 31, 2000. Expenses in the December 2001 quarter were less than those in the December 2000 quarter primarily due to the closure of the Company's sales office in the United Kingdom, as part of the August 2001 restructuring discussed above. Additionally, there were lower travel expenses incurred in the fiscal 2002 quarter than in the fiscal 2001 quarter. In light of the Company's current focus on marketing and sales efforts in North America, consolidated sales and marketing expenses are expected to remain a significant ongoing operating expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.7 million for the quarter ended December 31, 2001 and $0.6 million for the quarter ended December 31, 2000. The increase in expenses in the quarter ended December 31, 2001 from the quarter ended December 31, 2000 is primarily due to legal charges incurred in relation to litigation as the Company continues to attempt to protect its intellectual property rights. However, there is no assurance that the Company will be successful in any litigation and in the event the Company is not successful, the Company may have to discontinue using a portion of its intellectual property or obtain a license to use such technology. These costs were partially offset by lower employee-related expenses, reflecting the effect of the August 2001 restructuring. General and administrative expenses are expected to remain a significant ongoing operating expense.

         RESTRUCTURING. On December 31, 2001, the Company began implementation of a restructuring designed to bring costs in closer alignment with anticipated revenues. However, there is no assurance that implementation of the restructuring will bring costs in closer alignment with anticipated revenues. During the quarter the Company recorded a charge of $0.5 million related to this restructuring. The charge included payments of severance and benefits to terminated employees ($0.2 million) and anticipated costs for modifications to the Company's leases, reflecting the reduced work force ($0.3 million). Payments for severance and benefits were made during the Company's first fiscal quarter. The lease modifications are expected to be completed during the second quarter of fiscal 2002.

          During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge to operations of $1.0 million, representing primarily costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($0.5 million), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($0.4 million) and costs associated with modifications to the lease of the Company's facility in Estonia ($0.1 million). As of December 31, 2001, the Company had incurred and paid $0.5 million in severance and benefits to terminated employees, $0.3 million in costs associated with terminating the lease of the United Kingdom facility and dissolving the Company's United Kingdom subsidiary and $0.1 million in costs related to modifying the lease for its Estonian facility. During the first quarter of fiscal 2002, the Company reversed $0.1 million of this charge, as the termination costs for the Company's lease of its United Kingdom office were accomplished on more favorable terms than had been originally expected. The Company expects to incur and pay the remaining accrued amounts during the second quarter of fiscal 2002.

         The net effect in the December 31, 2001 quarter of the above activity was a $0.4 million charge to restructuring.

         INTEREST INCOME. Interest income was $0.1 million for the quarter ended December 31, 2001 and $0.5 million for the quarter ended December 31, 2000. The decrease in interest from the quarter ended December 31, 2001 from the quarter ended December 31, 2000 was due to lower invested cash balances, combined with lower interest rates.

         INCOME TAXES. The effective tax rates for the December 2001 and 2000 quarters were based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years, if any. The effective income tax rate for the quarters ended December 31, 2001 and December 31, 2000 was 0% as the Company does not project taxable income or a benefit from taxes for either of these quarters, has a full valuation allowance against its deferred tax assets, and has used all its available net operating loss carrybacks.

         QUARTERLY TRENDS. Fluctuations in quarterly results are expected to be significantly impacted by the cessation of revenues from discontinued product lines, ReachOut and Replica Tape. Management does not expect the revenue streams from its eSupport Essentials products to offset the decrease from the discontinued product lines until at least later in fiscal 2002, if then. In addition, the Company historically has experienced significant fluctuations in its revenues and operating results, including net income (loss), and anticipates that these fluctuations will continue. The Company operates with relatively little backlog of its perpetual software license sales, and the majority of its software revenues each quarter result from orders received in that quarter. Consequently, if near-term demand for the Company's products weakens in a given quarter, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announces enhanced versions of its software products, the announcement historically has had the effect of slowing sales of the current version of the product as buyers delay their purchase. Quarterly results have been or may in the future be influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, delays in product development and licensing of the Company's products and core technology. In addition, the Company's eSupport Essentials product offering often has a lengthy evaluation period before any purchase is made.

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

         OPERATING SYSTEMS. eSupport Essentials server component runs on Windows NT 4.0 Server and Windows 2000 server, with client support for Windows 2000 Professional, Windows ME, Windows 98, Windows 95 and Windows NT Workstations. The Company expects to support Windows XP during calendar 2002.

         FastforwarDNA runs on Windows 2000 Professional, Windows ME, Windows 98, Windows 95 and Windows NT Workstations. It is expected to run on Windows XP workstations during calendar 2002.

         Future versions of Microsoft's Windows operating systems may require significant changes to the Company's products in order to maintain compatibility.

         COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS. The market for eSupport Essentials is intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Companies such as Support.com, Connected Corporation and Motive Communications, Inc. are also marketing products in the eSupport arena. Competition for eSupport Essentials and any new products the Company may offer could result in a failure to establish significant sales volume, and/or price reductions that could prevent the Company from ever becoming profitable.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities decreased by $2.9 million to $16.7 million at December 31, 2001 from $19.6 million at September 30, 2001. The decrease was primarily due to cash used in general operations. Working capital decreased by $2.1 million to $16.2 million December 31, 2001 from $18.3 million at September 30, 2001.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
            Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable

ITEM 5. OTHER INFORMATION
            Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 10.1 2002 Equity Incentive Plan (amendment and restatement of 1992 Stock Option Plan)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.






                                                       Previo, Inc.


Date:  February 12, 2002                          /s/ Clifford L. Flowers
                                          --------------------------------------
                                                    Clifford L. Flowers
                                                (Vice President of Finance,
                                                Chief Financial Officer and
                                            Principal Financial and Accounting
                                                         Officer)



Date:  February 12, 2002                             /s/ Tom Dilatush
                                          --------------------------------------
                                                       Tom Dilatush
                                               (Chief Executive Officer and
                                                 Duly Authorized Officer)