Form 10-Q
period 2002-03-31
PREVIO INC
filed 2002-05-15
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                  YES  X                          NO
                      ----                           ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2002.

Common Stock, par value $0.001 per share                       6,890,559  shares

                                  PREVIO, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements                                      Page
                                                                            ----
                  Condensed Consolidated Balance Sheets
                         as of March 31, 2002 (unaudited) and
                         September 30, 2001                                    3

                  Condensed Consolidated Statements of
                         Operations for the three and six months
                         ended March 31, 2002 and 2001, (unaudited)            4

                  Condensed Consolidated Statements of Cash
                         Flows for the three and six months ended
                         March 31, 2002 and 2001, (unaudited)                  5

                  Notes to Unaudited Condensed Consolidated Financial
                         Statements                                            6

  Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                            9

  Item 3.         Quantitative and Qualitative Disclosures about
                            Market Risk                                       16

                   Risk Factors                                               16

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings                                           18

  Item 2.         Changes in Securities and Use of Proceeds                   18

  Item 3.         Defaults Upon Senior Securities                             18

  Item 4.         Submission of Matters to a Vote of Security Holders         18

  Item 5.         Other Information                                           19

  Item 6.         Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                                    20


                                  PREVIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                March 31,    September 30,
                                                                  2002           2001
                                                                ---------      ---------
                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents                                  $  5,237       $  9,658
     Marketable securities                                        11,968          9,942
     Accounts receivable                                             357            279
     Income taxes receivable                                       2,500              -
     Prepaid expenses                                                557          1,061
                                                                ---------      ---------
         Total current assets                                     20,619         20,940

Property and equipment, net                                          428          1,272
Other assets                                                         269            263
                                                                ---------      ---------
                                                                $ 21,316       $ 22,475
                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    219       $    652
     Deferred revenue                                                372            423
     Accrued expenses and other
       current liabilities                                         1,287          1,572
                                                                ---------      ---------
         Total current liabilities                                 1,878          2,647

Other liabilities                                                      -             17
                                                                ---------      ---------
                                                                   1,878          2,664
                                                                ---------      ---------

Stockholders' equity
     Common stock at par value                                         9              9
     Additional paid in capital                                   80,302         80,245
     Treasury stock                                              (41,347)       (41,347)
     Cumulative translation adjustment                               (51)           (42)
     Accumulated deficit                                         (19,475)       (19,054)
                                                                ---------      ---------
         Total stockholders' equity                               19,438         19,811
                                                                ---------      ---------
                                                                $ 21,316       $ 22,475
                                                                =========      =========

 See accompanying notes to unaudited condensed consolidated financial statements


                                       PREVIO, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        (UNAUDITED)

                                         Three Months Ended          Six Months Ended
                                             March 31,                   March 31,
                                             ---------                   ---------
                                         2002          2001          2002          2001
                                       --------      --------      --------      --------
Net revenues                           $   563       $ 1,855       $ 1,535       $ 3,781

Cost of revenues                           131           159           293           334
                                       --------      --------      --------      --------

Gross margin                               432         1,696         1,242         3,447
                                       --------      --------      --------      --------

Operating expenses:
    Research and development               461           928         1,066         2,016
    Sales and marketing                    551         2,146         1,950         3,798
    General and administrative             483           754         1,198         1,358
    Restructuring and impairment           545             -           970             -
                                       --------      --------      --------      --------

        Total operating expenses         2,040         3,828         5,184         7,172
                                       --------      --------      --------      --------

Operating loss                          (1,608)       (2,132)       (3,942)       (3,725)

Interest and other income                  672           384           794           868
                                       --------      --------      --------      --------

Loss before income taxes                  (936)       (1,748)       (3,148)       (2,857)

Benefit from income taxes               (2,727)            -        (2,727)            -
                                       --------      --------      --------      --------

Net income/(loss)                      $ 1,791       $(1,748)      $  (421)      $(2,857)
                                       ========      ========      ========      ========

Income/(loss) per common share,
  basic:                               $  0.26       $ (0.26)      $ (0.06)      $ (0.42)
Income/(loss) per common share,
  diluted:                             $  0.26       $ (0.26)      $ (0.06)      $ (0.42)

Weighted average common shares,
         basic                           6,887         6,850         6,882         6,845
Weighted average common shares,
         diluted                         6,894         6,850         6,882         6,845

Net income/(loss)                      $ 1,791       $(1,748)      $  (421)      $(2,857)
Cumulative translation adjustment           (9)            4            (9)            9
                                       --------      --------      --------      --------

Comprehensive income/(loss)            $ 1,782       $(1,744)      $  (430)      $(2,848)
                                       ========      ========      ========      ========

 See accompanying notes to unaudited condensed consolidated financial statements


                                  PREVIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                Six Months Ended
                                                                   March 31,
                                                                   ---------
                                                               2002           2001
                                                            ---------      ---------
Cash flows from operating activities:
     Net loss                                               $   (421)      $ (2,857)
     Adjustments required to reconcile net loss
        to net cash used by operating activities:
        Depreciation and amortization                            326            520
        Stock-based compensation                                   -            (25)
     Changes in assets and liabilities:
        Accounts receivable                                      (78)           585
        Other assets                                             478           (307)
        Fixed asset disposals                                    589              -
        Accounts payable                                        (433)           121
        Income taxes receivable                               (2,500)             -
        Income taxes payable                                       -            (52)
        Deferred revenue                                         (51)            46
        Accrued expenses and other current liabilities          (285)          (873)
                                                            ---------      ---------
           Net cash used by operating activities              (2,375)        (2,842)
                                                            ---------      ---------

Cash flows from investing activities:
     Purchases of marketable securities                      (22,526)       (26,628)
     Sales of marketable securities                           20,500         35,500
     Purchases of property and equipment                         (51)          (389)
                                                            ---------      ---------
           Net cash provided / (used by) investing
               activities                                     (2,077)         8,483
                                                            ---------      ---------

Cash flows from financing activities:
     Issuance of common stock                                     40            152
                                                            ---------      ---------
           Net cash provided by financing activities              40            152
                                                            ---------      ---------

Effect of exchange rates on cash and cash equivalents             (9)             9

Net increase/(decrease) in cash and cash equivalents          (4,421)         5,802

Cash and cash equivalents at beginning of period               9,658         17,862
                                                            ---------      ---------
Cash and cash equivalents at end of period                  $  5,237       $ 23,664
                                                            =========      =========

Supplemental non-cash activities:
  Conversion of deferred compensation to equity
    upon exercise of common stock options                   $     17       $      -
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

The accompanying unaudited condensed consolidated financial statements of Previo, Inc. ("Previo" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended September 30, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of March 31, 2002 and its results of operations for the quarters and six month periods ended March 31, 2002 and 2001, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. Income/(Loss) Per Share: (TABLE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
        -----------------------   AMOUNTS)

Basic earnings per share, ("EPS"), is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net income/(loss) remains the same for the calculations of basic EPS and diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the quarter ended March 31, 2002 is presented below.

                                    Three Months Ended
                                       March 31, 2002
                                       --------------

                                                        Per-Share
                          Net Income       Shares         Amount
                          ----------       ------         ------

Net Income                $1,791

Basic EPS                                  6,887            $0.26

Dilutive Securities                            7
                                           ------
Diluted EPS                                6,894            $0.26
                                           ======

The calculations are the same for basic and diluted EPS for the quarter ended March 31, 2001 and for the six month periods ending March 31, 2002 and 2001. The following common stock equivalents (as calculated under application of the treasury stock method) were excluded from the calculation because they are anti-dilutive: 171,956 for the quarter ended March 31, 2001 and 3,547 and 190,140 for the six month periods ended March 31, 2002 and March 31, 2001, respectively.

NOTE 3. Stock Option Plan Summary
        -------------------------

The following is a summary of stock options outstanding at March 31, 2002:

                                                    OPTIONS OUTSTANDING
                                        ---------------------------------------------
                                                          WEIGHTED-
                                                           AVERAGE         WEIGHTED-
                                                          REMAINING         AVERAGE
                                                         CONTRACTUAL       EXERCISE
                                         NUMBER         LIFE (YEARS)         PRICE
                                         ------         ------------         -----
Price Range
     $1.48 - $3.19..............        444,367            5.80                $2.73
     $3.20 - $3.52..............        328,241            4.32                $3.38
     $3.56 - $3.76..............        335,121            8.38                $3.72
     $3.84 - $7.00..............        342,433            7.12                $5.17
     $7.25 - $11.37.............        358,876            6.35                $7.72
                                     -----------
     $1.48 - $11.37.............      1,809,038            6.37                $4.48
                                     ===========

The following is a summary of stock options exercisable at March 31, 2002:

                                                 OPTIONS  EXERCISABLE
                                              ----------------------------
                                                             WEIGHTED-
                                                             AVERAGE
                                                             EXERCISE
                                                NUMBER        PRICE
                                                ------        -----
Price Range
      $1.48 - $3.19                              291,827      $2.76
      $3.20 - $3.52                              315,316      $3.38
      $3.56 - $3.76                              156,926      $3.72
      $3.84 - $7.00                              223,526      $5.09
      $7.25 - $11.37                             282,920      $7.69
                                              ----------
      $1.48 - $11.37                           1,270,515      $4.54
                                              ==========

NOTE 4. Restructuring and impairment
        ----------------------------

         In the six months ended March 31, 2002 there was a $970,000 charge to restructuring and impairment. It is composed of a $545,000 charge in the March 31, 2002 quarter, and a $500,000 charge offset by a $75,000 reversal (related to a prior period restructuring) in the quarter ended December 31, 2001. Details of these charges are discussed below.

         As a result of continuing losses incurred by the Company through the second quarter of fiscal 2002, the Company reviewed the value of its long-lived assets for impairment. Management compared the carrying value of its long-lived assets to the undiscounted future net cash flows expected to result from the use of those assets and their eventual disposition. As a result of this analysis, the carrying value of the Company's property and equipment in the United States was written down to reflect management's estimate of the assets' fair value of $18,000, resulting in a charge of $545,000. The estimated cash flows used in this calculation were revised downward during the second quarter of fiscal 2002 based on the Company's operating results. Also, in the third quarter of fiscal 2002, the Company will incur costs related to severance payments made to employees terminated in April 2002, and, depending upon the outcome of the strategic alternatives being considered by management (discussed in more detail below), the Company may incur additional restructuring costs.

         On December 31, 2001, the Company began implementing a restructuring designed to bring costs in closer alignment with anticipated revenues based on projected revenues at that time. However, the Company has subsequently changed its strategy and is considering a number of strategic alternatives, which may include the sale of the Company's core product line, a sale or merger of the business or liquidation of the Company's assets. During the December quarter the Company recorded a charge of $500,000 related to this restructuring. The components of this charge included payments of severance and benefits to terminated employees ($215,000) and anticipated costs for modifications to the Company's leases, driven by the work force reduction ($285,000). As of March 31, 2002, payments for severance and benefits totaled $235,000 and there were $45,000 in fixed assets write-offs and $40,000 in charges related to the cancellation of marketing obligations that had been committed to prior to the restructuring. The remaining $180,000 is included in accrued expenses and other liabilities. The Company expects to complete the lease modifications mentioned above during the quarter ended June 30, 2002.

         During the quarter ended September 30, 2001, the Company recorded a restructuring charge to operations of $973,000, representing primarily costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($516,000), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($380,000) and costs associated with modifications to the lease of the Company's facility in Estonia ($77,000). As of March 31, 2002, the Company had incurred and paid $524,000 in severance and benefits to terminated employees, $279,000 in costs associated with terminating the lease of the United Kingdom facility and dissolving the Company's United Kingdom subsidiary and $16,000 in costs related to modifying the lease for its Estonian facility (net of a $50,000 refund received related to prepaid rent that had previously been charged against the accrual.) During the first quarter of fiscal 2002, the Company reversed $75,000 of this charge, as the termination costs for the Company's lease of its United Kingdom office were accomplished on more favorable terms than had been originally provided for. The Company expects to incur and pay the remaining accrued $79,000 during the quarter ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties such as statements about Previo's expected financial results, operating expenses, and strategic alternatives being considered by management, including the possible sale or merger of the business or the liquidation of the Company's assets. Previo's future results will differ materially from those discussed here. The Company expects its quarterly results to fluctuate due to its decision to actively seek a buyer for its assets, the re-focus of the Company into the eSupport market and the related discontinuation and divestiture of its legacy products. Additional factors that could cause or contribute to differences in future results include but are not limited to: fluctuations in the Company's operating results, market value of the Company's eSupport Essentials product, the results of the Company's recent restructurings, new product introductions by competitors, technological changes in the personal computer and communications industries, uncertainties regarding intellectual property rights, the impact of any strategic transactions the Company may enter into and the other factors referred to herein (including, but not limited to, the factors discussed below under "Revenues" and "Risk Factors.") Due to these fluctuations and the Company's decision to discontinue actively marketing its products, historical results and percentage relationships are not indicative of the operating results for any future period.

OVERVIEW

         As the Company has earned lower revenues than anticipated through the second quarter of fiscal 2002, management is considering a number of strategic alternatives, including the sale of its core product line, the sale or merger of the business, or the liquidation of the Company's assets. There can be no assurance that the Company will be able to complete any of these transactions on favorable terms, or at all.

         Historically, Previo's business has been focused on the development and marketing of software products that support business continuity. The Company's products were designed to provide swift, reliable PC and server recovery from software virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment. These capabilities are increasingly important as companies become more dependent on PCs and the risk of loss or damage rises due to greater mobility and connectivity, as well as deliberate acts of destruction.

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

         eSupport Essentials was designed to return, quickly and comprehensively, an inoperable desktop or notebook computer, and select PC based servers to pre-problem working condition with minimal effort. The software accomplishes this by taking snapshots of the system hard disk, and by using patented technology to store the compressed information in a network repository. The computer can then be automatically and transparently "rolled-back" to a pre-problem state at any time while preserving all of the data, as well as the user's own unique preference settings. If the organization permits, non-technical users can safely and quickly solve their own problems without involving the Help Desk, reducing costly "first calls" or support escalations. Alternatively, Help Desk personnel can remotely access the PC to perform installations, configuration tasks, or training without requiring expensive desk-side visits.

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere within this quarterly report.

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                     Three Months Ended                     Six Months Ended
                                          March 31,                             March 31,
                                          ---------                             ---------
                                   2002               2001               2002              2001
                                ----------         ----------         ----------        ----------
Revenues                              100%               100%               100%              100%
Cost of revenues                       23                  9                 19                 9
                                ----------         ----------         ----------        ----------
Gross margin                           77                 91                 81                91
                                ----------         ----------         ----------        ----------

Research and development               82                 50                 70                53
Sales and marketing                    98                116                127               101
General and administrative             86                 40                 78                36
Restructuring and impairment           97                  -                 63                 -
                                ----------         ----------         ----------        ----------
Total operating expenses              363                206                338               190
                                ----------         ----------         ----------        ----------

Operating loss                       (286)              (115)              (257)              (99)
Interest income                       120                 21                 52                23
                                ----------         ----------         ----------        ----------

Loss before income taxes             (166)               (94)              (205)              (76)

Benefit from income taxes            (484)                 -               (178)                -
                                ----------         ----------         ----------        ----------

Net income/(loss)                     318%               (94)%              (27)%             (76)%
                                ==========         ==========         ==========        ==========

         REVENUES. As discussed above, the Company has initiated significant changes to its business strategy, including the discontinuation of sales of the ReachOut and Replica Tape products, and the elimination of its sales force which is expected to severely inhibit sales of its eSupport Essentials product line, in order to pursue the strategic alternatives mentioned previously. The Company expects current and future revenues to be insignificant, and cannot guarantee it will be able to implement the strategic alternatives discussed above on terms favorable to the Company, or at all.

         Revenues decreased 70% to $0.6 million for the quarter ended March 31, 2002 from $1.9 million in the quarter ended March 31, 2001, and 59% to $1.5 million in the six months ended March 31, 2002 from $3.8 million in the six months ended March 31, 2001. Revenues from the Company's core product, eSupport Essentials, decreased from $0.9 million in the quarter ended March 31, 2001 to $0.5 million in the quarter ended March 31, 2002, and was $1.4 million in both of the six month periods ended March 31, 2002 and March 31, 2001, respectively. The March 31, 2002 six months includes $0.2 million of revenue related to the reversal of a reserve that had been established when HP announced its intention to discontinue its sale of HP SureStore AutoBackup, as the Company anticipated returns associated with the product. As those returns have not materialized, the Company has reversed this reserve.

         International sales were $0.1 million, or 15% of revenues for the quarter ended March 31, 2002 and $0.3 million or 16% of revenues for the six months ended March 31, 2002. Such sales were $0.4 million or 21% of revenues for the quarter ended March 31, 2001, and $0.9 million or 24% of revenues for the six months then ended. The decrease in international revenues in the March 31, 2002 quarter and six months from those in the comparable periods of the prior fiscal year was primarily due to the closure of the Company's office in the United Kingdom in August 2001, coupled with decreased North American sales and marketing activity as discussed above. International sales in the quarter and six months ended March 31, 2002 were made primarily to customers in the United Kingdom, Germany and Italy. For the reasons discussed above, the Company anticipates that international sales will continue to decline.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of license fees and the costs of rendering product support services. Gross margins were 77% for the quarter ended March 31, 2002 and 81% for the six months ended March 31, 2002, compared to 91% in the comparable quarter and six months, respectively, of the prior fiscal year. The lower gross margins in fiscal 2002 than in fiscal 2001 are primarily due to the fixed nature of support costs in relation to the lower revenue base on which the gross margin is calculated. Additionally, cost of revenues for the March 31, 2002 quarter and six months includes costs of royalties paid to third parties pursuant to technology licensing agreements.

         RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, fees paid to outside contractors and non-recurring engineering fees. Such expenses were $0.5 million and $0.9 million for the quarters ended March 31, 2002 and March 31, 2001, respectively, and were $1.1 million and $2.0 million for the six months ended March 31, 2002 and March 31, 2001, respectively. The decrease in research and development costs from the prior year's quarter and six month period was primarily due to lower salary and other employee related costs, as a result of the decreased number of employees engaged in research and development activities resulting from the restructurings implemented in August 2001 and December 2001. Additionally, in the fiscal March 31, 2002 quarter and six months, there were lower consulting costs than in the comparable periods of the prior fiscal year, as the prior year had included charges related to consultants who had been retained to assist the Company with certain non-recurring engineering related to the Company's Replica Tape product and payments to a third party for development work related to integrated license technology. Charges for depreciation were also lower in the March 31, 2002 quarter and six months than in the March 31, 2001 quarter and six months.

         SALES AND MARKETING. The Company terminated its sales and marketing force in April 2002 and therefore expects consolidated sales and marketing expense to decrease from the spending in the March 2002 quarter. Sales and marketing expenses consist primarily of the salaries, commissions and employment benefits of sales and marketing personnel, and consulting, advertising, promotion, travel and other overhead expenses. Such expenses were $0.6 million for the quarter ended March 31, 2002 and $2.1 million for the quarter ended March 31, 2001. Sales and marketing expenses were $2.0 million and $3.8 million for the six months ended March 31, 2002 and March 31, 2001, respectively. Expenses in the March 2002 quarter and six months were less than those in the March 2001 quarter and six months largely due to the closure of the Company's sales office in the United Kingdom, as part of the August 2001 restructuring discussed above. Costs were also lower in the fiscal 2002 periods than in the fiscal 2001 periods due to reduced employee-related costs related to the August 2001 and December 2001 restructurings, and due to the decreased amount of spending on marketing programs in the fiscal 2002 periods than in the fiscal 2001 periods.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.5 million for the quarter ended March 31, 2002 and $0.8 million for the quarter ended March 31, 2001 and were $1.2 million for the six months ended March 31, 2002 and $1.4 million for the six months ended March 31, 2001. The decrease in expenses in the quarter and six months ended March 31, 2002 from the quarter and six months ended March 31, 2001 is primarily due to lower employee-related and consulting expenses, reflecting the effects of the August 2001 and December 2001 restructurings, partially offset by higher legal charges incurred in relation to the Company's ongoing intellectual property litigation that was settled during the March 2002 quarter.

         RESTRUCTURING AND IMPAIRMENT. In the six months ended March 31, 2002 there was a $970,000 charge to restructuring and impairment. It is composed of a $545,000 charge in the March 31, 2002 quarter, and a $500,000 charge offset by a $75,000 reversal (related to a prior period restructuring) in the quarter ended December 31, 2001. Details of these charges are discussed below.

         As a result of continuing losses incurred by the Company through the second quarter of fiscal 2002, the Company reviewed the value of its long-lived assets for impairment. Management compared the carrying value of its long-lived assets to the undiscounted future net cash flows expected to result from the use of those assets and their eventual disposition. As a result of this analysis, the carrying value of the Company's property and equipment in the United States was written down to reflect management's estimate of the assets' fair value of $0.0 million, resulting in a charge of $0.5 million. The estimated cash flows used in this calculation were revised downward during the second quarter of fiscal 2002 based on the Company's operating results. Also, in the third quarter of fiscal 2002, the Company will incur costs related to severance payments made to employees terminated in April 2002, and, depending upon the outcome of the strategic alternatives being considered by management (discussed in more detail above), the Company may incur additional restructuring costs.

         On December 31, 2001, the Company began implementation of a restructuring designed to bring costs in closer alignment with anticipated revenues based on projected revenues at that time. However, the Company has subsequently changed its strategy and is considering a number of strategic alternatives, which may include the sale of the Company's core product line, a sale or merger of the business or liquidation of the Company's assets. Therefore, it is reducing its costs and has stopped actively marketing its products. During the quarter the Company recorded a charge of $0.5 million related to this restructuring. The charge included payments of severance and benefits to terminated employees ($0.2 million) and anticipated costs for modifications to the Company's leases, reflecting the reduced work force ($0.3 million). Payments for severance and benefits were made during the Company's first fiscal quarter. The Company expects to complete the lease modifications during the third quarter of fiscal 2002.

         During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge to operations of $1.0 million, representing primarily costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($0.5 million), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($0.4 million) and costs associated with modifications to the lease of the Company's facility in Estonia ($0.1 million). As of March 31, 2002, the Company had incurred and paid $0.5 million in severance and benefits to terminated employees and $0.3 million in costs associated with terminating the lease of the United Kingdom facility, dissolving the Company's United Kingdom subsidiary and modifying the lease for its Estonian facility. During the first quarter of fiscal 2002, the Company reversed $0.1 million of this charge, as the termination costs for the Company's lease of its United Kingdom office were accomplished on more favorable terms than had been originally expected. The Company expects to incur and pay the remaining accrued amounts during the third quarter of fiscal 2002.

         INTEREST AND OTHER INCOME. Interest and other income was $0.7 million and $0.8 million for the quarter and six months ended March 31, 2002, respectively, and $0.4 million and $0.9 million for the quarter and six months ended March 31, 2001, respectively. The increase in interest and other income in the quarter ended March 31, 2002 from the quarter ended March 31, 2001 was due to the one-time receipt of $0.6 million from the Company's settlement of its two intellectual property lawsuits, partially offset by lower interest income resulting from lower interest rates and lower invested balances. The decrease in interest and other income in the six months ended March 31, 2002, from the six months ended March 31, 2001, was due to lower interest income resulting from lower interest rates and lower invested balances, partially offset by the legal settlement mentioned above.

         INCOME TAXES. The $2.7 million benefit from income taxes recognized during the March 2002 quarter is primarily due to a recent change in federal income tax law, allowing the Company to recoup taxes paid in previous years by extending the carry-back period for certain net operating losses. The effective tax rate of 0% for the March 31, 2001 quarter and six month period was based on the Company's forecasted taxable results for the year and the anticipated carry-back benefit for income taxes paid in previous years, if any. Until the aforementioned recent change in tax law the Company did not project taxable income or a benefit from taxes for either of these periods, had a full valuation allowance against its deferred tax assets, and had used all its available net operating loss carrybacks.

CRITICAL ACCOUNTING POLICIES

         ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement date, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

         LONG-LIVED ASSETS. Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. An impairment loss is recognized if the sum of the expected undiscounted future cash flows from the use of the assets is less than the net book value of the asset. The amount of the impairment loss, if any, will be measured as the difference between the net book value of the assets and their estimated fair values. During the quarter ended March 31, 2002, the Company recorded a $0.5 million impairment charge related to fixed assets in the United States, as discussed above.

         REVENUE RECOGNITION. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, collectibility is probable and, if applicable, vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based upon the price charged when an element is sold separately. If vendor-specific objective evidence of fair values of all elements in a multiple element arrangement does not exist, but it does exist for the undelivered elements, the residual method is used to recognize revenue related to delivered elements of a multiple element arrangement.

         Revenue from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivable is probable is recognized on delivery of the software and acceptance by the customer. Revenue from maintenance agreements is recognized ratably over the respective maintenance periods. Maintenance arrangements are mandatory for a one-year period on all new license sales and are generally renewable for additional one-year periods at the election of the licensee. Maintenance arrangements provide the licensee access to technical product support and the right to receive product upgrades.

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

         Historically the Company has offered rights of return on its ReachOut and Replica Tape products. When the right of return exists, revenues are reduced at the time of sale to reflect expected returns, which are based on historical experience. If no historical experience exists at the date of the sale, revenues are deferred until such right of return lapses. The Company does not allow its customers a right of return related to its eSupport Essentials product line. There is a lengthy evaluation process involved in purchasing the Company's new products and therefore, the Company does not allow customers the right to return its products. If and when the Company does decide to offer its customers a right of return in the future, it will account for the right of return in accordance with SFAS 48.

LEASE COMMITMENTS

         The Company occupies its facilities under two operating leases, one cancelable and one non-cancelable, that expire during March 2005, and which contain renewal options. Future minimum lease payments under the non-cancelable lease are as follows:

 Year Ended September 30,                              Amount
 ------------------------                              ------
 2002..........................................     $    194
 2003..........................................          392
 2004..........................................          400
 2005..........................................          168
                                                    ---------
                                                    $  1,154
                                                    =========

         In addition, the Company has a cancelable lease, under which it may terminate the lease by giving three months notice to the landlord. The rent obligation associated with this notice period is $17,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities decreased by $2.4 million to $17.2 million at March 31, 2002 from $19.6 million at September 30, 2001. The decrease was primarily due to cash used in general operations, partially offset by funds received for the settlement of two intellectual property lawsuits the Company had been engaged in, as discussed above. Working capital increased by $0.4 million to $18.7 million March 31, 2002 from $18.3 million at September 30, 2001.

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

RISK FACTORS

ALTHOUGH THE COMPANY IS PURSUING THE SALE OF ITS CORE PRODUCT LINE, IT MAY NOT FIND ANY SUITABLE BUYERS OR EVEN IF ITS DOES, MAY NOT RECEIVE A HIGH PRICE FOR THE SALE OF THE PRODUCT LINE.

         The Company is engaged in discussions with several companies about the sale of the Company's core product line, eSupport Essentials, and related non-cash assets, however, the Company may not find any company that is interested in purchasing the Company's product line. In addition, the Company is engaged in discussions with potential merger partners to maximize the value of the Company's remaining assets after the sale of the core product line but no companies may be interested in merging with the Company. If no attractive merger partner can be found, the Company will most likely liquidate and return any remaining capital to the Company's stockholders. However, even in the event that the Company determines to liquidate its assets, the stockholders may not receive what they believe the fair market value of their shares of the Company's stock is.

IF THE COMPANY IS NOT ABLE TO PROTECT ITS PROPRIETARY TECHNOLOGY, IT MAY BE FORCED TO SELL ITS NON-CASH ASSETS AT A LOWER VALUE THAN IT WOULD OTHERWISE.

         The status of patents covering technology is highly uncertain, involving complex legal and factual questions. There is no assurance that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around or that the Company's competitors will not independently develop non-infringing technologies or products that are equivalent or superior in function or performance. If patents held by competitors or others are upheld by the courts and found to be infringed by the Company's products, the holders of such patents might be in a position to require the Company to stop manufacturing, using or selling the infringing products and to pay up to three times damages to the holders of the infringed patents. There is no assurance that any licenses that might be required for the Company's products would be available on reasonable terms, if at all. If the Company does not possess the intellectual property rights that is believes that it does, the value of the Company's assets in a sale could be substantially diminished.

THE COMPANY IS NOT ACTIVELY MARKETING ITS PRODUCTS.

         Because the Company is considering a number of strategic alternatives, it is not currently marketing its products. Therefore, the Company does not expect to receive any additional revenues and any revenues it does receive will be minimal.

THE COMPANY'S STOCK PRICE MAY DECLINE AND STOCKHOLDER VALUE WILL DECREASE AS A RESULT OF SUCH DECLINE.

         Because the Company is considering a number of strategic transactions, it anticipates that its stock price will continue to decline. In the event that the Company determines to merge with another company after selling its non-cash assets, the stock price may decline. Additionally, the Company's inability to find a buyer for its assets on favorable terms or at all, or a definitive decision to liquidate, could result in an adverse impact on the Company's stock price.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 15, 2001, the Company filed suit in the U.S. District Court for the Northern District of California against Support.com for infringement of Previo's U.S. Patent No. 5,778,395. In the suit, Previo alleged that Support.com is selling software products that infringe Previo's valuable patent. Previo was seeking compensation and a permanent injunction against Support.com's continuing infringement. During the March 2002 quarter, this case was settled. Terms of the agreement between Previo and Support.com are confidential.

         On May 1, 2001, the Company filed suit in the U.S. District Court for the Northern District of California against Connected Corporation ("Connected") for infringement of Previo's U.S. Patent No. 5,778,395. In the suit, Previo alleged that Connected Corporation is selling software products that infringe Previo's valuable patent. Previo was seeking compensation and a permanent injunction against Connected's continuing infringement. On July 3, 2001 Connected filed a separate suit against Previo, claiming the Company is selling software products that infringe on its Patent No. 5,765,163, and seeking preliminary and permanent injunctions. During the March 2002 quarter, this case was settled. Terms of the agreement between Previo and Connected are confidential.

         In addition, from time to time the Company is involved in certain litigation arising out of its operations. The Company is not engaged in any legal proceedings that it expects would materially harm its business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
            Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
            Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on March 6, 2002. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the 2003 Annual Meeting of Stockholders or until his successor is elected and (ii) ratified the selection of PricewaterhouseCoopers, LLP as the Company's independent accountants for the fiscal year ending September 30, 2002.

         The Company had 6,881,062 shares of Common Stock outstanding as of January 18, 2002, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 6,536,359 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors
-----------  ---------------------

                                          Voting Shares            Voting Shares
            Director                      In Favor                 Withheld
            --------                      --------                 --------

            Gary W. Clow                    6,425,773              110,586
            Robert W. Johnson, Ph.D.        6,438,825               97,534
            Peter D. Schleider              6,509,675               26,684
            Corey M. Smith                  6,438,953               97,406
            Tom Dilatush                    6,438,703               97,656

         There were no votes cast against the election of any of the directors listed above.

Proposal 2:  Ratification of Selection of PricewaterhouseCoopers, LLP as
-----------  -----------------------------------------------------------
Independent Accountants
-----------------------

            Votes in favor:                              6,504,855
            Votes against:                                   8,496
            Abstentions:                                    23,008

ITEM 5.  OTHER INFORMATION
           Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                  Previo, Inc.

Date:  May 14, 2002                             /s/ Tom Dilatush
                                       -------------------------------------
                                                  Tom Dilatush
                                          (Chief Executive Officer and
                                            Duly Authorized Officer)

Date:  May 14, 2002                          /s/ Clifford L. Flowers
                                       -------------------------------------
                                               Clifford L. Flowers
                                           (Vice President of Finance,
                                           Chief Financial Officer and
                                       Principal Financial and Accounting
                                                    Officer)