Form 10-Q
period 2002-06-30
PREVIO INC
filed 2002-08-06
CIK 885073

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Transition Period From ____ to ____

                                   __________

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

                                 (858) 793-2800
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 3, 2002.

Common Stock, par value $0.001 per share       6,890,559  shares


                                       PREVIO, INC.



                                          INDEX

PART I.           FINANCIAL INFORMATION

        Item 1.  Financial Statements                                               Page
                             Condensed Consolidated Balance Sheets
                                    as of June 30, 2002 (unaudited) and
                                    September 30, 2001                                 3

                             Condensed Consolidated Statements of
                                    Operations for the three and nine months
                                    ended June 30, 2002 and 2001 (unaudited)           4

                             Condensed Consolidated Statements of Cash
                                    Flows for the nine months ended
                                    June 30, 2002 and 2001 (unaudited)                 5

                             Notes to Unaudited Condensed Consolidated Financial
                                    Statements                                         6

        Item 2.              Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations                                        10

        Item 3.              Quantitative and Qualitative Disclosures about
                                       Market Risk                                    18

                             Risk Factors                                             18


PART II.          OTHER INFORMATION

        Item 1.              Legal Proceedings                                        22

        Item 2.              Changes in Securities and Use of Proceeds                22

        Item 3.              Defaults Upon Senior Securities                          22

        Item 4.              Submission of Matters to a Vote of Security Holders      22

        Item 5.              Other Information                                        22

        Item 6.              Exhibits and Reports on Form 8-K                         22

SIGNATURES                                                                            23


                                            2

                                  PREVIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                        June 30,   September 30,
                                                         2002          2001
                                                      (UNAUDITED)
                                                       ---------     ---------
Current assets:
     Cash and cash equivalents                         $  9,731      $  9,658
     Marketable securities                                6,483         9,942
     Accounts receivable                                     91           279
     Income taxes receivable                              2,593            --
     Prepaid expenses and other current assets              211         1,061
                                                       ---------     ---------
         Total current assets                            19,109        20,940

Property and equipment, net                                 345         1,272
Other assets                                                242           263
                                                       ---------     ---------
Total Assets                                           $ 19,696      $ 22,475
                                                       =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $    235      $    652
     Deferred revenue                                       343           423
     Accrued expenses and other
       current liabilities                                1,822         1,572
                                                       ---------     ---------
         Total current liabilities                        2,400         2,647

Other liabilities                                            --            17
                                                       ---------     ---------
                                                          2,400         2,664
                                                       ---------     ---------

Stockholders' equity
     Common stock at par value                                9             9
     Additional paid in capital                          80,302        80,245
     Treasury stock                                     (41,347)      (41,347)
     Cumulative translation adjustment                      (48)          (42)
     Accumulated deficit                                (21,620)      (19,054)
                                                       ---------     ---------
         Total stockholders' equity                      17,296        19,811
                                                       ---------     ---------
Total Liabilities and Stockholders' Equity             $ 19,696      $ 22,475
                                                       =========     =========



See accompanying notes to unaudited condensed consolidated financial statements


                                   PREVIO, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)
                                      Three Months Ended      Nine Months Ended
                                           June 30,               June 30,
                                    ---------------------   ---------------------
                                      2002        2001         2002       2001
                                    ---------   ---------   ---------   ---------
Net revenues                        $    521    $  1,628    $  2,056    $  5,409

Cost of revenues                         291         196         584         530
                                    ---------   ---------   ---------   ---------
Gross margin                             230       1,432       1,472       4,879

Operating expenses:
    Research and development             291         943       1,357       2,959
    Sales and marketing                  239       2,285       2,189       6,083
    General and administrative           437         758       1,635       2,116
    Restructuring and impairment       1,575          --       2,545          --
                                    ---------   ---------   ---------   ---------
        Total operating expenses       2,542       3,986       7,726      11,158

Operating loss                        (2,312)     (2,554)     (6,254)     (6,279)

Interest and other income                 84         273         878       1,141
                                    ---------   ---------   ---------   ---------
Loss before income taxes              (2,228)     (2,281)     (5,376)     (5,138)

Benefit from income taxes                 83          --       2,810          --
                                    ---------   ---------   ---------   ---------

Net loss                            $ (2,145)   $ (2,281)   $ (2,566)   $ (5,138)
                                    =========   =========   =========   =========
Loss per common share,
  Basic and diluted:                $  (0.31)   $  (0.33)   $  (0.37)   $  (0.75)

Weighted average common shares,
         basic and diluted             6,891       6,863       6,886       6,851


Net loss                            $ (2,145)   $ (2,281)   $ (2,566)   $ (5,138)
Cumulative translation adjustment          3           6          (6)         15
                                    ---------   ---------   ---------   ---------
Comprehensive loss                  $ (2,142)   $ (2,275)   $ (2,572)   $ (5,123)
                                    =========   =========   =========   =========

  See accompanying notes to unaudited condensed consolidated financial statements

                                        4

                                    PREVIO, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS; UNAUDITED)

                                                               Nine Months Ended
                                                                   June 30,
                                                             ---------------------
                                                               2002        2001
                                                             ---------   ---------
Cash flows from operating activities:
     Net loss                                                $ (2,566)   $ (5,138)
     Adjustments required to reconcile net loss
        to net cash used by operating activities:
        Depreciation and amortization                             387         749
        Stock-based compensation                                   --         (25)
     Changes in assets and liabilities:
        Accounts receivable                                       188       1,081
        Other assets                                              841        (917)
        Loss on disposal of property and equipment                621          --
        Accounts payable                                         (417)        105
        Income taxes receivable                                (2,593)         --
        Income taxes payable                                       --         (52)
        Deferred revenue                                          (80)       (466)
        Accrued expenses and other current liabilities            250      (1,135)
                                                             ---------   ---------
           Net cash used by operating activities               (3,369)     (5,798)
                                                             ---------   ---------

Cash flows from investing activities:
     Purchases of marketable securities                       (24,040)    (28,610)
     Sales of marketable securities                            27,499      38,500
     Purchases of property and equipment                          (51)       (482)
                                                             ---------   ---------
           Net cash provided by investing activities            3,408       9,408
                                                             ---------   ---------

Cash flows from financing activities:
     Issuance of common stock                                      40         189
                                                             ---------   ---------
           Net cash provided by financing activities               40         189
                                                             ---------   ---------

Effect of exchange rates on cash and cash equivalents              (6)         15

Net increase in cash and cash equivalents                          73       3,814

Cash and cash equivalents at beginning of period                9,658      17,862
                                                             ---------   ---------
Cash and cash equivalents at end of period                   $  9,731    $ 21,676
                                                             =========   =========

Supplemental non-cash activities:
  Conversion of deferred compensation to equity
    upon exercise of common stock options                    $     17    $     --
                                                             =========   =========

  See accompanying notes to unaudited condensed consolidated financial statements

                                         5

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

         The accompanying unaudited condensed consolidated financial statements of Previo, Inc. ("Previo", the "Company", "our", "we" or "us") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the year ended September 30, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the Company's financial position as of June 30, 2002 and its results of operations for the quarters and nine month periods ended June 30, 2002 and 2001, respectively. These unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.  NEW PROUNOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective October 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position, however any such adoption is not expected to have a material effect on its consolidated financial position or results of operation.

         In August 2001, the Financial Accounting Standards Board approved its proposed Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). FAS No. 144 establishes an accounting model based on FAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of this statement, but believes it will not materially affect the Company's financial position or results of operations.


NOTE 3. LOSS PER SHARE: (table amounts in thousands, except per share amounts)

         Basic earnings per share, ("EPS"), is calculated by dividing net loss by the weighted average number of common shares outstanding for the period, without consideration for the dilutive impact of potential common shares ("dilutive securities") that were outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period unless the effect of these securities is anti-dilutive. Net loss remains the same for the calculations of basic EPS and diluted EPS. The calculations are the same for basic and diluted EPS for the quarters ended June 30, 2002 and June 30, 2001 and for the nine month periods ending June 30, 2002 and 2001. The following common stock equivalents (including outstanding stock options and warrants) were excluded from the calculation because they are anti-dilutive: 15,876 and 345,175 for the quarters ended June 30, 2002 and June 30, 2001, respectively and 14,257 and 150,673 for the nine month periods ended June 30, 2002 and June 30, 2001, respectively.


Note 4. RESTRUCTURING AND IMPAIRMENT:

            In the nine months ended June 30, 2002 the Company recorded restructuring and impairment charges of $2,545,000 which are composed of a $1,575,000 charge recorded in the June 30, 2002 quarter, a $545,000 charge recorded in the March 31, 2002 quarter, and a $500,000 charge offset by a $75,000 reversal (related to a prior period restructuring) recorded in the quarter ended December 31, 2001. Details of these charges are discussed below.

            During the quarter ended June 30, 2002 the Company was in engaged in activities related to the sale of substantially all of its non-cash operational assets to Altiris, Inc. ("Altiris") as discussed below) and made a resultant reduction in Company personnel, activities, and costs. As discussed more fully in Note 5 below, except for personnel located at the Company's Estonian development facility, the costs for which are being reimbursed by Altiris, and four full-time employees, the Company has terminated all of its employees. The $1,575,000 restructuring charge taken in the June 2002 quarter was composed of estimated costs of $1,205,000 in severance and benefits for employee terminations and $370,000 in estimated lease termination costs related to the Company's headquarter office in San Diego, California. Of the total charge, $554,000 in severance and benefits has been paid to employees terminated prior to June 30, 2002. The Company expects to pay the remaining severance and benefit costs of $651,000 prior to December 31, 2002, and expects to make the final payment of $370,000 in the quarter ended March 31, 2003. As discussed below under Note 5, the Company's Board of Directors approved a) the sale of substantially all the Company's non-cash assets to Altiris, subject to stockholder approval and b) a formal Dissolution Plan which is also subject to approval by the Company's stockholders. As the stockholders have not yet approved the dissolution, the accompanying financial statements have not been prepared using the liquidation basis of accounting.

            As a result of continuing losses incurred by the Company through the quarter ended March 31, 2002, at that time management reviewed the value of its long-lived assets for impairment. Management compared the carrying value of its long-lived assets to the undiscounted future net cash flows expected to result from the use of those assets and their eventual disposition. As a result of this analysis, the carrying value of the Company's property and equipment in the United States was written down to reflect management's estimate of the assets' fair value, resulting in an impairment charge of $545,000.

         On December 31, 2001, the Company began implementing a restructuring designed to bring costs in closer alignment with future revenues as projected at that time. The Company recorded a charge of $500,000 related to this restructuring. The components of this charge included payments of severance and benefits to terminated employees ($215,000) and anticipated costs related to terminations of lease commitments for abandoned office space, a result of the work force reduction ($285,000). As of June 30, 2002, payments for severance and benefits (related to the restructuring in the quarter ended December 31, 2001) totaled $235,000 and there were $128,000 in fixed assets write-offs and $40,000 in charges related to the cancellation of marketing obligations that had been committed to prior to the restructuring. The remaining $97,000 is included in accrued expenses and other liabilities. The Company expects to complete the lease terminations mentioned above by the end of the quarter ended March 31, 2003.

          During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $973,000, primarily representing costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($516,000), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($380,000) and costs associated the termination of lease commitments related to abandoned office space for the Company's facility in Estonia ($77,000). As of June 30, 2002, in connection with the restructuring implemented in the quarter ended September 30, 2001, the Company had incurred and paid $524,000 in severance and benefits to terminated employees, $279,000 in costs associated with terminating the lease of the United Kingdom facility and dissolving the Company's United Kingdom subsidiary and $16,000 in costs related to the termination of lease commitments for its Estonian facility as mentioned above (net of a $50,000 unanticipated refund received related to prepaid rent that had previously been charged against the accrual.) During the quarter ended December 31, 2001, the Company reversed $75,000 of the September quarter's restructuring charge, as the Company's United Kingdom office lease was terminated on more favorable terms than had been originally provided for. The Company expects to incur and pay the remaining accrued $79,000 during the quarter ended March 31, 2003.

NOTE 5.  RECENT DEVELOPMENTS:

         On June 24, 2002 the Company entered into a license agreement with Altiris (the "License Agreement"), purusant to which it received $500,000 from Altiris in July 2002 in exchange for granting Altiris an exlcusive (but not as to the Company), perpetual license to all of its intellectual property. In addition, the Company also entered into a services agreement dated June 24, 2002 with Altiris (the "Services Agreement"), and pursuant to the terms of the Services Agreement, the Company agreed to provide development and customer support services to Altiris through its subsidiary, Previo Estonia OU, in exchange for a monthly service fee. Pursuant to the Services Agreement, Altiris will reimburse the Company for the cost of providing such services.

         On July 2, 2002 the Company's board of directors approved the sale of substantially all of the non-cash assets of the Company to Altiris, subject to stockholder approval (the "Asset Sale"), adopted a formal Dissolution Plan ("Dissolution Plan") and approved the liquidation and dissolution of Previo, to be effected under Delaware law, contingent upon the execution of an asset purchase agreement with Altiris (such agreement was executed July 15, 2002) and subject to approval by the Company's stockholders.

         Under the terms of the Asset Sale, the Company will sell substantially all its non-cash assets, including its intellectual property and its wholly owned subsidiary, Previo Estonia OU, to Altiris. Total consideration to the Company for the Asset Sale to Altiris is expected to be approximately $1,000,000, including the $500,000 already received under the License Agreement.

         Under the Dissolution Plan, the Company's assets available on the date or dates of distribution will be distributed to its stockholders after payment of liabilities and obligations in accordance with the Dissolution Plan.

         The details of these proposals are more fully set forth in the Notice of Special Meeting of Stockholders and accompanying preliminary proxy statement, expected to be filed with the SEC on or about August 6, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risk and uncertainties such as statements about the sale of substantially all the Company's non-cash assets (the "Asset Sale") to Altiris, Inc. ("Altiris") and the Company's proposed dissolution. Actual results could vary materially from those discussed as a result of a number of factors including those set forth in the Company's Annual Report on Form 10-K and subsequent SEC filings, in addition to risks that the Company will be unable to consummate the Asset Sale with Altiris as discussed below, or any other asset sale or other transaction on terms favorable to the Company and its stockholders or at all, costs associated with carrying out any such transactions, or the risk that any such transaction may adversely affect the trading price of its stock. Due to the Company's decision to discontinue marketing its products during the quarter ended June 30, 2002, historical results and percentage relationships are not indicative of the operating results for any future period.

OVERVIEW

RECENT DEVELOPMENTS

         On June 24, 2002 the Company entered into a license agreement (the "License Agreement") with Altiris, purusant to which it received $500,000 from Altiris in July 2002 in exchange for granting Altiris an exlcusive (but not as to the Company), perpetual license to all of its intellectual property. In addition, the Company also entered into a services agreement dated June 24, 2002 with Altiris (the "Services Agreement"), and pursuant to the terms of the Services Agreement, the Company agreed to provide development and customer support services to Altiris through its subsidiary, Previo Estonia OU, in exchange for a monthly service fee. Pursuant to the Services Agreement, Altiris will reimburse the Company for the cost of providing such services.

         After consideration of numerous alternatives, on July 2, 2002, the Company's board of directors approved the sale of substantially all of the non-cash assets of the Company to Altiris, subject to approval by the Company's stockholders. In addition, on July 2, 2002, the Company's board of directors adopted a formal Dissolution Plan, and approved the liquidation and dissolution of Previo ("Dissolution") to be effected under Delaware law, contingent upon execution of an Asset Purchase Agreement with Altiris and subject to approval by the Company's stockholders. The Asset Purchase Agreement was executed July 15, 2002.

          The Asset Sale and Dissolution are discussed more fully in the Notice of Special Meeting of Stockholders and accompanying preliminary proxy statement that are expected to be filed with the SEC on or about August 6, 2002.


HISTORY

         Historically, Previo's business has been focused on the development and marketing of software products that support business continuity. The Company's products were designed to provide personal computer and server recovery from software virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment.

         The Company began shipping its first product directed at the eSupport market space, eSupport Essentials, in May 2000. eSupport Essentials enables information technology personnel and even non-technical personal computer users to quickly recover lost files and restore faulty systems. During the quarter ended June 30, 2001, the Company announced FastforwarDNA, powered by Miramar System Inc.'s ("Miramar") Desktop DNA. FastforwarDNA was designed to help organizations significantly lower migration costs and speed migration projects by automating and simplifying the personal computer migration process, from preparation to post-migration support.

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere within this quarterly report.

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown:

                                        Three Months Ended     Nine Months Ended
                                              June 30,              June 30,
                                         ----------------      ----------------
                                          2002       2001      2002       2001
                                         -----      -----      -----      -----
Revenues                                  100%       100%       100%       100%
Cost of revenues                           56         12         28         10
                                         -----      -----      -----      -----
Gross margin                               44         88         72         90
                                         -----      -----      -----      -----

Research and development                   56         58         66         55
Sales and marketing                        46        140        106        112
General and administrative                 84         47         80         39
Restructuring and impairment              302         --        124         --
                                         -----      -----      -----      -----
Total operating expenses                  488        245        376        206
                                         -----      -----      -----      -----

Operating loss                           (444)      (157)      (304)      (116)
Interest income                            16         17         43         21
                                         -----      -----      -----      -----

Loss before income taxes                 (428)      (140)      (261)       (95)

Benefit from income taxes                 (16)        --       (136)        --
                                         -----      -----      -----      -----

Net loss                                 (412)%     (140)%     (125)%      (95)%
                                         =====      =====      =====      =====

         REVENUES. As discussed above, the Company entered into an agreement for the sale of substantially all the Company's non-cash assets to Altiris. As a result, the Company is no longer marketing or selling its products and accordingly, the Company does not expect to have any future revenues, with the exception of interim cost reimbursements for its Estonian development facility for the period prior to receiving stockholder approval for the Altiris Asset Sale, which will be disclosed as service revenues, pursuant to the Services Agreement, and the recognition of amounts deferred in prior quarters associated with software support and maintenance obligations.

         Revenues decreased $1.1 million to $0.5 million for the quarter ended June 30, 2002 from $1.6 million in the quarter ended June 30, 2001, and $3.3 million to $2.1 million in the nine months ended June 30, 2002 from $5.4 million in the nine months ended June 30, 2001. Revenues from the Company's core product, eSupport Essentials, decreased from $0.8 million in the quarter ended June 30, 2001 to $0.3 million in the quarter ended June 30, 2002 and decreased $1.0 million, from $2.7 million in the nine months ended June 30, 2001 to $1.7 million in the nine months ended June 30, 2002. Revenue for the nine months ended June 30, 2002 includes $0.2 million of revenue related to the recognition of revenue that had been deferred when Hewlett Packard Company ("HP") announced its intention to discontinue its sale of HP SureStore AutoBackup, as the Company anticipated returns associated with the product. As those returns did not materialize, the Company recognized this revenue.

         International sales were $0.2 million, or 33% of revenues for the quarter ended June 30, 2002 and $0.4 million or 21% of revenues for the nine months ended June 30, 2002. Such sales were $0.2 million or 14% of revenues for the quarter ended June 30, 2001, and $1.1 million or 21% of revenues for the nine months then ended. The decrease in international revenues in the nine months ended June 30, 2002 from those in the nine months ended June 30, 2001 was primarily due to the closure of the Company's office in the United Kingdom in August 2001, coupled with decreased North American sales and marketing activity as discussed above, partially offset by a one-time receipt of $0.1 million, representing 50% of the Company's international revenue for the quarter ended June 30, 2002 under an agreement with a Japanese distributor for license rights to one of the Company's legacy products that was entered into during the June 30, 2002 quarter. International sales in the quarter and nine months ended June 30, 2002 were made primarily to customers in Japan, the United Kingdom, Germany and Italy. For the reasons discussed above, the Company does not anticipate any significant future international revenue.

         COST OF REVENUES AND GROSS MARGIN. Cost of revenues consists primarily of license fees and the costs of rendering product support services. Gross margins were 44% for the quarter ended June 30, 2002 and 72% for the nine months ended June 30, 2002, compared to 88% and 90% in the quarter and nine months ended June 30, 2001, respectively. The lower gross margins in the quarter and nine months ended June 30, 2002 than in the quarter and nine months ended June 30, 2001 are primarily due to the write-off of $0.2 million of pre-paid royalties paid to Miramar for the licensing of their Desktop DNA product, as discussed above, during the June 2002 quarter. The decrease in gross margins from the quarter and nine months ended June 30, 2001 to the quarter and nine months ended June 30, 2002 is also a function of the fixed nature of support costs in relation to the lower revenue base on which the gross margin is calculated.

         RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries, employee benefits, overhead, fees paid to outside contractors and non-recurring engineering fees. Such expenses were $0.3 million and $0.9 million for the quarters ended June 30, 2002 and June 30, 2001, respectively, and were $1.4 million and $3.0 million for the nine months ended June 30, 2002 and June 30, 2001, respectively. The decrease in research and development costs from the prior year's quarter and nine month period was primarily due to lower salary and other employee related costs, as a result of the decreased number of employees engaged in research and development activities resulting from the restructurings. Additionally, in the quarter and nine months ended June 30, 2002, there were lower consulting costs than in the quarter and nine months ended June 30, 2001, as the quarter and nine months ended June 30, 2001 had included charges related to consultants who had been retained to assist the Company with certain non-recurring engineering related to the Company's Replica Tape product and payments to a third party for development work related to integrated license technology. Charges for depreciation were also lower in the quarter and nine months ended June 30, 2002 than in the quarter and nine months ended June 30, 2001. The Company expects to continue to incur only those research and development costs that are reimbursable under the Services Agreement with Altiris until stockholder approval of the proposed Asset Sale to Altiris is completed, as discussed above. (The Company will provide Altiris with monthly invoices, payable net thirty days from invoice date, in order to receive reimbursement.)

         SALES AND MARKETING. The Company terminated its sales and marketing force during the June 2002 quarter. Sales and marketing expenses consisted primarily of the salaries, commissions and employment benefits of sales and marketing personnel, and consulting, advertising, promotion, travel and other overhead expenses. The Company does not expect to incur any future sales or marketing expenses other than unanticipated insignificant amounts. Such expenses were $0.2 million for the quarter ended June 30, 2002 and $2.3 million for the quarter ended June 30, 2001. Sales and marketing expenses were $2.2 million and $6.1 million for the nine months ended June 30, 2002 and June 30, 2001, respectively. Expenses in the quarter and nine months ended June 30, 2002 were less than those in the quarter and nine months ended June 30, 2001 largely due to the closure of the Company's sales office in the United Kingdom, as part of the August 2001 restructuring discussed above. Costs were also lower in the quarter and nine months ended June 30, 2002 than in the quarter and nine months ended June 30, 2001 due to reduced employee-related costs related to restructurings, the termination of all remaining sales and marketing personnel in the quarter ended June 30, 2002 and due to the decreased amount of spending on marketing programs in the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses are comprised primarily of salaries for administrative and corporate services personnel, legal, and other professional fees. Such expenses were $0.4 million for the quarter ended June 30, 2002 and $0.8 million for the quarter ended June 30, 2001 and were $1.6 million for the nine months ended June 30, 2002 and $2.1 million for the nine months ended June 30, 2001. The decrease in expenses in the quarter and nine months ended June 30, 2002 from the quarter and nine months ended June 30, 2001 is primarily due to lower employee-related and consulting expenses, reflecting the effects of the restructurings, partially offset by higher legal charges incurred in relation the Company's intellectual property litigation that was settled during the March 2002 quarter. Additionally, charges for depreciation, investor relations and licenses and fees were lower in the June 30, 2002 quarter and nine month period than in the comparable periods of the prior year. The Company expects to continue to incur general and administrative expenses until the dissolution and liquidation of the Company is complete.

         RESTRUCTURING AND IMPAIRMENT. In the nine months ended June 30, 2002 the Company recorded restructuring and impairment charges of $2.5 million which are composed of a $1.6 million charge recorded in the June 30, 2002 quarter, a $0.6 million charge recorded in the March 31, 2002 quarter, and a $0.5 million charge offset by a $0.1 million reversal (related to a prior period restructuring) recorded in the quarter ended December 31, 2001. Details of these charges are discussed below.

         During the quarter ended June 30, 2002 the Company was in engaged in activities related to the sale of substantially all of its non-cash operational assets to Altiris, Inc. ("Altiris") as discussed below) and made a resultant reduction in Company personnel, activities, and costs. As discussed more fully in Note 5 below, except for personnel located at the Company's Estonian development facility, the costs for which are being reimbursed by Altiris, and a core of corporate administrative personnel, the Company has terminated all of its employees. The $1.6 million restructuring charge taken in the June 2002 quarter was composed of estimated costs of $1.2 million in severance and benefits for employee terminations and $0.4 million in estimated lease termination costs related to the Company's headquarter office in San Diego, California. Of the total charge, $0.6 million in severance and benefits has been paid to employees terminated prior to June 30, 2002. The Company expects to pay the remaining severance and benefit costs of $0.7 million prior to December 31, 2002, and expects to make the final payment of $0.4 million in the quarter ended March 31, 2003. As discussed below under Note 5, the Company's Board of Directors approved a) the sale of substantially all the Company's non-cash assets to Altiris, subject to stockholder approval and b) a formal Dissolution Plan which is also subject to approval by the Company's stockholders. As the stockholders have not yet approved the dissolution, the accompanying financial statements have not been prepared using the liquidation basis of accounting.

         As a result of continuing losses incurred by the Company through the quarter ended March 31, 2002, at that time management reviewed the value of its long-lived assets for impairment. Management compared the carrying value of its long-lived assets to the undiscounted future net cash flows expected to result from the use of those assets and their eventual disposition. As a result of this analysis, the carrying value of the Company's property and equipment in the United States was written down to reflect management's estimate of the assets' fair value, resulting in an impairment charge of $0.5 million.

         On December 31, 2001, the Company began implementing a restructuring designed to bring costs in closer alignment with future revenues as projected at that time. The Company recorded a charge of $0.5 million related to this restructuring. The components of this charge included payments of severance and benefits to terminated employees ($0.2 million) and anticipated costs related to terminations of lease commitments for abandoned office space, a result of the work force reduction ($0.3 million). As of June 30, 2002, payments for severance and benefits (related to the restructuring in the quarter ended December 31, 2001) totaled $0.2 million and there were $0.2 million in fixed assets write-offs charges related to the cancellation of marketing obligations that had been committed to prior to the restructuring. The remaining $0.1 million is included in accrued expenses and other liabilities. The Company expects to complete the lease terminations mentioned above by the end of the quarter ended March 31, 2003.

         During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $1.0 million, primarily representing costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($0.5 million), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($0.4 million) and costs associated the termination of lease commitments related to abandoned office space for the Company's facility in Estonia ($0.1 million). As of June 30, 2002, in connection with the restructuring implemented in the quarter ended September 30, 2001, the Company had incurred and paid $0.5 million in severance and benefits to terminated employees, $0.3 million in costs associated with terminating the lease of the United Kingdom facility and dissolving the Company's United Kingdom subsidiary and minimal costs related to the termination of lease commitments for its Estonian facility as mentioned above (net of an unanticipated refund received related to prepaid rent that had previously been charged against the accrual.) During the quarter ended December 31, 2001, the Company reversed $0.1 million of the September quarter's restructuring charge, as the Company's United Kingdom office lease was terminated on more favorable terms than had been originally provided for. The Company expects to incur and pay the remaining accrued $0.1 million during the quarter ended March 31, 2003.

         INTEREST AND OTHER INCOME. Interest and other income was $0.1 million and $0.9 million for the quarter and nine months ended June 30, 2002, respectively, and $0.3 million and $1.1 million for the quarter and nine months ended June 30, 2001, respectively. The decrease in interest and other income in the quarter ended June 30, 2002 from the quarter ended June 30, 2001 was primarily due to lower interest income resulting from lower interest rates and lower invested balances in the quarter ended June 30, 2002. The decrease in interest and other income in the nine months ended June 30, 2002, from the nine months ended June 30, 2001, was due to lower interest income resulting from lower interest rates and lower invested balances, partially offset by the one-time receipt of $0.6 million from the Company's settlement of its two intellectual property lawsuits. Upon closing of the Asset Sale the Company expects to record the proceeds of approximately $1.0 million as Other income, during the quarter ended September 30, 2002. This amount will be recorded net of the assets and liabilities transferred to Altiris in conjunction with the Asset Sale.

         INCOME TAXES. The $0.1 million benefit from income taxes recognized during the June 2002 quarter and the $2.8 million benefit from income taxes recognized in the nine months ended June 30, 2002, is primarily due to a recent change in federal income tax law, allowing the Company to recoup taxes paid in previous years by extending the carry-back period for certain net operating losses. The effective tax rate of 0% for the June 30, 2001 quarter and nine month period was based on the Company's forecasted taxable results for the year and the absence of any anticipated carry-back benefit for income taxes paid in previous years. Until the recent change in tax law, the Company did not project taxable income or a benefit from taxes for the quarter or nine months ended June 30, 2002, had a full valuation allowance against its deferred tax assets, and had used all its available net operating loss carrybacks.

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

         LONG-LIVED ASSETS. Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. An impairment loss is recognized if the sum of the expected undiscounted future cash flows from the use of the assets is less than the net book value of the asset. The amount of the impairment loss, if any, will be measured as the difference between the net book value of the assets and their estimated fair values. During the nine months ended June 30, 2002, the Company recorded a $0.5 million impairment charge related to fixed assets in the United States, as discussed in Note 4, above.

         REVENUE RECOGNITION. The Company is not currently selling any products, however the following is a description of historical revenue recognition policy.

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

         Historically the Company offered rights of return on its ReachOut and Replica Tape products. When the right of return exists, revenues are reduced at the time of sale to reflect expected returns, which are based on historical experience. If no historical experience exists at the date of the sale, revenues are deferred until such right of return lapses. The Company does not allow its customers a right of return related to its eSupport Essentials product line. There is a lengthy evaluation process involved in purchasing the Company's new products and therefore, the Company does not allow customers the right to return its products. If and when the Company does decide to offer its customers a right of return in the future, it will account for the right of return in accordance with SFAS 48.

         Due to the Company's Asset Sale to Altiris as discussed above, the Company does not anticipate any future revenues, except those revenues associated with interim cost reimbursements for its Estonian development facility during the period prior to receiving stockholder approval for the Altiris Asset Sale which will be disclosed as service revenues, pursuant to the Services Agreement, and the recognition of amounts previously deferred associated with software support and maintenance obligations.

LEASE COMMITMENTS

         The Company occupies its facilities under two operating leases, one for its office in San Diego, California which is non-cancelable, and one for its facilities in Estonia that is cancellable. Both expire during March 2005, and contain renewal options. Future minimum lease payments under the non-cancelable lease are as follows:

                Year Ended September 30,                  Amount
                (in thousands)
                2002................................      $    97
                2003................................          392
                2004................................          400
                2005................................          168
                                                          -------
                                                          $ 1,057
                                                          =======

         Relative to its adverse lease commitment on its San Diego space, the Company has included a reserve for a significant portion of this commitment in its restructuring accruals as discussed above. In determining the amount of the accrual, the Company has considered the rental market for office space of a similar grade, and made estimates as to when it expects a sub-lessee may be found and as to the amount of rent it will be able to obtain from such sub-lessee.

         In addition, the Company has a cancelable lease related to its Estonian development facility, under which it may terminate the lease by giving three months notice to the landlord. The rent obligation associated with this notice period is $17,000. In connection with the Asset Sale, this obligation transfers to Altiris upon closing.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and marketable securities decreased by $3.4 million to $16.2 million at June 30, 2002 from $19.6 million at September 30, 2001. The decrease was primarily due to cash used in general operations, partially offset by $0.6 million received for the settlement of two intellectual property lawsuits the Company had been engaged in, as discussed above. Working capital decreased by $1.6 million to $16.7 million June 30, 2002 from $18.3 million at September 30, 2001.

         On or about August 6, 2002, the Company expects to file a Notice of Special Meeting of Stockholders and accompanying preliminary proxy statement with the SEC, requesting stockholder approval to liquidate the Company's assets and to distribute the proceeds to stockholders. Information regarding the dissolution process and estimated amounts and timing for shareholder distributions will be disclosed in the preliminary proxy statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to a variety of market risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

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

RISK FACTORS

RISKS RELATED TO THE ASSET SALE

WE CANNOT BE SURE IF OR WHEN THE ASSET SALE TRANSACTION WILL BE COMPLETED.

         The consummation of the Asset Sale is subject to the satisfaction of various conditions, including the requirement that we obtain stockholder approval of the Asset Sale.

         In addition, Altiris may terminate the asset purchase agreement if, among other things:

         o    stockholder approval has not been obtained by November 15, 2002;

         o our board of directors withdraws or modifies its recommendation in favor of the Asset Sale in a manner adverse to Altiris; or

         o we materially breach our representations and warranties, covenants, or agreements contained in the asset purchase agreement.

         We cannot guarantee that we will be able to meet the closing conditions set forth in the asset purchase agreement. If we are unable to meet the closing conditions, Altiris will not be obligated to purchase our assets.

         If the Asset Sale is not approved by our stockholders or does not close, our board of directors will be forced to evaluate other alternatives which may be less favorable to our stockholders than the Asset Sale.

IF THE COMPANY'S CURRENT LICENSE AGREEMENT WITH ALTIRIS IS TERMINATED BY ALTIRIS, WE WILL NEED TO GIVE ALTIRIS A FULL REFUND OF THE FEE PAID TO IT FOR THE LICENSE.

         In contemplation of the Asset Sale, in June 2002 we entered into a License Agreement with Altiris, pursuant to which we received $0.5 million from Altiris in July 2002 in exchange for granting Altiris an exclusive (but not as to us), perpetual license to all of our intellectual property. If the Asset Sale is consummated Altiris will then own all of our intellectual property and we will retain no rights to such intellectual property. However, Altiris has the right to terminate the License Agreement if they terminate the asset purchase agreement for breach of any representation, warranty, covenant or agreement contained in the asset purchase agreement or if the Asset Sale is not consummated by November 15, 2002.

         In the event Altiris terminates the license agreement they are entitled to receive a full refund of the $0.5 million license fee we received from Altiris. If the License Agreement is terminated, we will need to evaluate other options for the disposition of our intellectual property which may be less favorable to our stockholders.


RISKS RELATED TO OUR BUSINESS

IF WE ARE NOT ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WE MAY BE FORCED TO SELL OUR NON-CASH ASSETS AT A LOWER VALUE THAN WE WOULD OTHERWISE.

         The status of patents covering technology is highly uncertain, involving complex legal and factual questions. There is no assurance that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around or that our competitors will not independently develop non-infringing technologies or products that are equivalent or superior in function or performance. If patents held by competitors or others are upheld by the courts and found to be infringed upon by our products, the holders of such patents might be in a position to require us to stop manufacturing, using or selling the infringing products and to pay up to three times damages to the holders of the infringed patents. There is no assurance that any licenses that might be required for our products would be available on reasonable terms, if at all. If we do not possess the intellectual property rights that we believe that we possess, the value of our assets could be substantially diminished and our License Agreement with Altiris could be terminated.

WE ARE NOT ACTIVELY MARKETING OR SELLING OUR PRODUCTS.

         Because we entered into a License Agreement for all of our intellectual property, we are not currently marketing or selling our products. Therefore, we do not expect any additional revenues other than those revenues associated with the interim cost reimbursements for our Estonian development facility during the period prior to receiving shareholder approval for the Altiris asset sale which will be disclosed as service revenue, and the recognition of amounts previously deferred associated with software support and maintenance obligations.

RISKS RELATED TO THE INVESTMENT COMPANY ACT OF 1940.

         If we invest our net proceeds in investment securities, we may be subject to regulation under the Investment Company Act of 1940 (the "1940 ACT"). If we are deemed to be an investment company under the 1940 Act because of our investment securities holdings, we must register as an investment company under the 1940 Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the Commission, and our activities would be subject to substantial regulation under the 1940 Act. In addition, no more than 60% of our board of directors could be "interested persons" of the Company, within the meaning of the 1940 Act. We would seek to hire an investment advisor registered under the Investment Advisers Act of 1940 to manage our assets, and such investment advisor would be entitled to management fees. We would also require the services of a custodian to maintain our securities, which custodian would be entitled to custodial fees. In addition to registering with the Commission, we would need to file annual and semi-annual reports with the Commission, and distribute these reports to our stockholders.

         Although we do not intend to become an investment company and we intend to limit the investments of our assets to government securities and other investments that do not subject us to regulation under the 1940 Act, if we were deemed to have invested in investment securities that did not register under the 1940 Act, we would be in violation of the 1940 Act and we would be prohibited from engaging in business or selling our securities and could be subject to civil and criminal actions for doing so. In addition, our contracts would be voidable and a court could appoint a receiver to take control of us and liquidate us. Therefore, our classification as an investment company could materially adversely affect our business, results of operations and financial condition.


THE COMPANY'S STOCK PRICE MAY DECLINE AND STOCKHOLDER VALUE WILL DECREASE AS A RESULT OF SUCH DECLINE.

         The Company has announced its intention to dissolve, and this news may not be received favorably by potential investors and current stockholders. Stockholders are encouraged to refer to the Notice of Special Meeting of Stockholders and accompanying preliminary proxy statement that the Company intends to file with the SEC on or about August 6, 2002, for information regarding the dissolution process, estimated amounts and timing for stockholder distributions, and additional risk factors associated with this process.

OTHER RISK FACTORS

         Additional risk factors related to the Asset Sale and proposed dissolution are described in more detail in the Notice of Special Meeting of Stockholders and accompanying preliminary proxy statement, expected to be filed with the SEC on or about August 6, 2002.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable

ITEM 5.  OTHER INFORMATION
         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K filed July 19, 2002, announcing the various agreements with Altiris

         Exhibit 10.1 Amendment to employment agreement with Clifford Flowers, dated April 24, 2002.

         Exhibit 99.1 Certification of the President and Chief Financial Officer

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.






                                                         Previo, Inc.




Date:  August 6, 2002                               /s/ Clifford L. Flowers
                                              ----------------------------------
                                                      Clifford L. Flowers
                                                          (President,
                                                  Chief Financial Officer and
                                              Principal Financial and Accounting
                                                           Officer)