Form 10-K
period 2002-09-30
PREVIO INC
filed 2002-12-30
CIK 885073

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

------------------------------------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      ___________ TO ___________
------------------------------------------------------------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 793-2800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 16, 2002 was $11,548,134.*

The number of shares outstanding of the Registrant's Common Stock was 6,893,524 as of December 16, 2002.


                                  ------------

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at December 16, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

===============================================================================

                                     PART I

ITEM 1.    BUSINESS

       EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE COMPANY HAS FILED A CERTIFICATE OF DISSOLUTION IN DELAWARE AND IS WINDING UP ITS AFFAIRS. THE COMPANY HAS MADE AN INITIAL DISTRIBUTION TO ITS COMMON STOCKHOLDERS, AND IS UNABLE TO PREDICT WHETHER ANY ADDITIONAL DISTRIBUTIONS WILL BE MADE. OTHER RISK FACTORS ARE DISCUSSED MORE COMPLETELY IN THE "RISK FACTORS" SECTION.

       On September 24, 2002, the Company sold all its non-cash assets to Altiris, Inc. ("Altiris") in exchange for an aggregate of approximately $1.0 million, and on September 25, 2002, the Company filed a Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. The Company is in the process of winding up its affairs and is no longer listed on the Nasdaq stock market. On December 27, 2002 the Company distributed to its stockholders an initial liquidating dividend of $2.31 per common share. Following the procedures set forth in Sections 280 and 281(a) of the General Corporation Law of the State of Delaware (the "DGCL"), the Company may petition the Delaware Court of Chancery for one or more distributions of the remaining amount, if any, (currently anticipated to be between $0.07 and $0.22 per common share). The Company currently anticipates petitioning the Delaware Court of Chancery for an additional distribution shortly after the one year anniversary of the Company's September 25, 2002 filing of the Certificate of Dissolution with the office of the Secretary of the State of Delaware. However, the actual time of any future distributions may be up to three years following the filing date, but in no case is such timing expected to exceed five years. The actual amount available for any subsequent distribution, if any, could be substantially less, depending on a number of factors, including (i) unknown liabilities or claims and (ii) unexpected or greater than expected expenses, including litigation related expenses.

       Prior to the decision to dissolve Previo, Previo's business had been focused on the development and marketing of software products that supported business continuity. The Company's products were designed to provide personal computer recovery from software virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment.

       On April 25, 2000, the Company changed its name to Previo, Inc., from Stac Software, Inc.

TERMS OF ALTIRIS ASSET SALE

       On June 24, 2002, in contemplation of selling all the Company's non-cash assets to Altiris, the Company entered into a license agreement and a services agreement with Altiris. Pursuant to the terms of the license agreement, in July 2002, the Company received $500,000 from Altiris in exchange for granting Altiris an exclusive (but not as to the Company), perpetual license to all of its intellectual property. Pursuant to the terms of the services agreement, the Company provided development and customer support services to Altiris through its subsidiary, Previo Estonia. Altiris reimbursed the Company for the cost of providing such services.

       The Company then entered into an asset purchase agreement (the "Asset Purchase Agreement") on July 15, 2002 with Altiris, which was approved by stockholders on September 17, 2002. Under the terms of this agreement, in exchange for consideration of $500,000 plus a working capital adjustment of $37,000, the Company agreed to sell to Altiris (a) substantially all of its non-cash assets, including all of its intellectual property, certain tangible property, certain rights under certain contracts, the Company's customer and sales records and all user manuals relating to its products, and (b) its interest in the stock of Previo Estonia, which interest represented all of its issued and outstanding equity (the "Asset Sale"). In addition, Altiris agreed to assume certain liabilities of Previo, including (i) its obligations to provide support and maintenance under the Company's existing contracts, (ii) its obligations under certain contracts assumed by Altiris, (iii) liabilities related to Altiris' operations or ownership of the acquired products and acquired assets after the completion of the Asset Sale and (iv) all liabilities of Previo Estonia outstanding as of the closing date of the Asset Sale. The Asset Sale was closed on September 24, 2002 and both the license agreement and the services agreement with Altiris terminated upon the closing of the Asset Sale.

LIQUIDATION, WINDING UP AND DISSOLUTION

       On July 2, 2002, Previo's board of directors approved a plan of dissolution (the "Dissolution Plan") and the dissolution of Previo, and on September 17, 2002 the Dissolution Plan and the dissolution of Previo were approved by Previo's stockholders. On September 25, 2002, Previo filed a Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. Previo is proceeding to wind up its affairs and is no longer operating or generating revenues in the normal course of business.

       During the one-year period ended September 30, 2002 (fiscal 2002), Previo substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, beginning negotiations intended to result in a mutually satisfactory settlement with the lessor to its facilities lease (which was completed during the quarter ending December 31, 2002) and other efforts to reduce non-essential expenses. The Company has two employees remaining as of December 16, 2002.

       Previo's Dissolution Plan provides for the liquidation of its remaining assets, the winding up of its business and operations, and its dissolution. To the extent that there are any remaining assets after the payment of, or the provision for the payment of the Company's debts and liabilities, the Company will distribute its remaining assets to its common stockholders.

       The Dissolution Plan grants broad discretion and authority to Previo's board of directors in the administration of the Dissolution Plan, including the engagement of persons to facilitate the dissolution of the Company, the provision for indemnification of the Company's directors and officers, payment of all of its and its subsidiaries' debts and liabilities, establishment of a liquidating trust and the determination of the timing and amount of distributions. Further, the Dissolution Plan authorizes Previo's board of directors to do any and all things proper or convenient for the purpose of winding up, settling and liquidating Previo's affairs, and to take such further actions and execute such documents as may in their judgment be necessary or desirable in order to wind up expeditiously the Company's affairs and complete the liquidation thereof. In addition, the Dissolution Plan provides that the Company's board of directors may amend the Dissolution Plan, unless the board of directors determines that such amendment would materially and adversely affect stockholders' interests.

       The directors and the one remaining officer of Previo will continue to oversee its liquidation, winding up and dissolution. However, the board of directors may determine that the use of a liquidating trust provides a better alternative for completing the liquidation process. If Previo's assets and liabilities are to be transferred to a liquidating trust, a common stockholder distribution may be made immediately prior to such transfer, or alternatively, any common stockholder distributions would be made directly from the trust after the satisfaction of all of Previo's and its subsidiaries' debts and liabilities.

       Previo's stock transfer books were closed as of the close of business on September 25, 2002, upon Previo's filing of its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. No assignments or transfers of Previo common stock were recorded or will be recorded after this date and no options or warrants to purchase stock of Previo will be effected after this date.

       The Company plans to vacate its facilities on December 31, 2002.

PRODUCTS

       Until the Company's decision to dissolve, its business had been focused on the development and marketing of software products that supported business continuity. The Company's products were designed to provide personal computer recovery from software virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment.

PATENTS, TRADEMARKS AND PRODUCT PROTECTION

       Previo has sold substantially all of its intellectual property rights, including but not limited to rights relating to patents, copyrights, trade names, trade marks and domain names, to Altiris as part of the Asset Sale that is discussed above.

EMPLOYEES

       As a result of the Company's decision to wind down its operations, the Company terminated all but three employees as of September 25, 2002, the date the Certificate of Dissolution was filed with the office of the Secretary of State of the State of Delaware. As of December 16, 2002, the Company employed two full-time employees, both of whom work in the United States.

RESEARCH AND DEVELOPMENT

       The market for the Company's products was characterized by rapid technological change, requiring continuous investment to develop and market new features and functionality and logical extensions to any product lines. Until the Company decided to dissolve, it had invested virtually all of its software development resources in its ESUPPORT ESSENTIALS product line.

SALES AND MARKETING

       Until its decision to dissolve, the Company sold its products principally through its internal sales and marketing staff and through domestic and international resellers.

COMPETITION AND RISKS ASSOCIATED WITH NEW PRODUCT INTRODUCTIONS

       Prior to the Company's decision to dissolve, the market for ESUPPORT ESSENTIALS was intensely competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Companies such as Support.com, Connected Corporation and Motive Communications, Inc. were competitors of the Company in the eSupport arena. Also, the Company's ESUPPORT ESSENTIALS product could have been perceived to compete with well established backup products from Computer Associates, Inc., Veritas Software Corporation and Legato, all of which have established channels of distribution and installed customer bases. Additionally, ESUPPORT ESSENTIALS was introduced into sophisticated server environments and, while the Company invested significant resources in testing ESUPPORT ESSENTIALS under a variety of conditions, configurations and circumstances, there were likely to be environments which had not been anticipated for which additional development of ESUPPORT ESSENTIALS would have been necessary.

MANUFACTURING

       Prior to the Company's decision to dissolve, ESUPPORT ESSENTIALS was duplicated and assembled internally. The principal materials and components used included CDs, which were used for distribution of the software code and the related user manuals. The software manufacturing process involved the duplication of media, the printing of user manuals, assembly of components and final packaging. The Company believed there was an adequate supply of and source for the raw materials used in ESUPPORT Essentials and that multiple and/or alternative sources are available for media duplication, manual printing and final packaging.

RISK FACTORS

THE AMOUNT AND TIMING OF ANY ADDITIONAL LIQUIDATION PAYMENTS, IF ANY, CANNOT BE PREDICTED.

       Following the procedures set forth in Sections 280 and 281(a) of the DGCL, the Company may petition the Delaware Court of Chancery for one or more distributions of the remaining amount, if any, (currently anticipated to be between $0.07 and $0.22 per common share). The Company currently anticipates petitioning the Delaware Court of Chancery for an additional distribution shortly after the one year anniversary of the Company's September 25, 2002 filing of the Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. However, the actual time of any future distributions may be up to three years following the filing date, but in no case is such timing expected to exceed five years.

       In addition, the methods used by management in estimating the values of the Company's assets and liabilities are inexact and may not approximate values actually realized or the actual costs incurred. The board of directors' assessment of the potential amount of any future distributions assumes that the estimates of the Company's assets, liabilities and operating costs are accurate, but those estimates are subject to numerous uncertainties beyond the Company's control and also do not reflect any contingent liabilities which are currently unknown but may materialize. For all these reasons, the actual final distribution may not be made, and, if made, may be significantly less than the estimated amounts. Moreover, any amounts to be received by the Company's stockholders in liquidation may be less than the price or prices at which the common stock has recently traded. The actual amount available for distribution, if any, could be substantially less, depending on a number of factors including
(i) unknown liabilities or claims and (ii) unexpected or greater than expected expenses, including, but not limited to, any litigation related expenses.

STOCKHOLDERS MAY BE LIABLE TO THE COMPANY'S CREDITORS FOR THE AMOUNT RECEIVED IF THE COMPANY'S RESERVES ARE INADEQUATE.

       A Certificate of Dissolution was filed with the office of the Secretary of State of the State of Delaware on September 25, 2002, dissolving the Company. Pursuant to the DGCL, the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company to gradually dispose of its assets, to discharge its liabilities and to distribute to its stockholders any remaining assets.

       The Company has established a contingency reserve for payment of the Company's expenses and liabilities. Under the DGCL, in the event the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors for such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts). In such event, a stockholder could be required to return all distributions previously made to such stockholder and a stockholder could receive nothing from the Company under the Dissolution Plan. Therefore, any stockholder could be required to return the $2.31 per share received in connection with the initial distribution as well as any subsequent amounts distributed. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. The contingency reserve established by the Company may not be adequate to cover all expenses and liabilities.

THERE MAY BE ONE OR MORE CLASS ACTION LAWSUITS.

       The Company's inability to reach profitability and its resulting decision to dissolve could give rise to securities class action claims against the Company, which could deplete the proceeds that are expected to be distributed to stockholders.

       Securities class action claims have been brought against companies in the past where the market price of the Company's securities has fallen due to an inability of the Company to achieve operational profitability. Any such litigation could be very costly and divert the Company's remaining resources from being available to its stockholders. Any adverse determination in this kind of litigation could also deplete the Company's cash position and reduce proceeds that would otherwise be distributed to its stockholders.

THE COMPANY WILL CONTINUE TO INCUR THE EXPENSES OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.

       The Company has an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") even though compliance with such requirements is economically burdensome. The Company is not able to predict at this time how long it will continue to be subject to the reporting requirements of the Exchange Act.

THE COMPANY'S STOCK IS CONTINUING TO TRADE EVEN THOUGH THE COMPANY IS IN THE PROCESS OF WINDING DOWN ITS OPERATIONS AND THE DISTRIBUTIONS, IF ANY, MAY BE BELOW ANY TRADING PRICE.

       Until September 25, 2002, when the Company filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware, voluntarily de-listed its stock from the Nasdaq National Market System (the "NMS") and closed its transfer books, its Common Stock was traded on the NMS under the symbol "PRVO." Since the de-listing, the Company's Common Stock has been trading in the Over the Counter Market's "pink sheets" under the symbol PRVOZ. It has been trading under "due-bill" contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. No assignments or transfers of Previo common stock were recorded or will be recorded after September 25, 2002. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed above the Company's stock may be subject to significant volatility and may trade above the amount of any distribution that is made.

ITEM 2.    PROPERTIES

       The Company's office is located in approximately 14,000 square feet of leased facilities in San Diego, California. The space is occupied under a lease agreement that was scheduled to expire in March 2005. As part of the Company's efforts to wind down its affairs, during the quarter ending December 31, 2002, an agreement was reached with the landlord under which the Company made a lump sum payment to the landlord of approximately $670,000 in exchange for being released from its ongoing commitment under the lease obligation. This amount was accrued at September 30, 2002 and payment was made during the quarter ending December 31, 2002. The Company will vacate the office no later than December 31, 2002.

ITEM 3.    LEGAL PROCEEDINGS

       The Company has filed a claim related to a breach in contractual obligations with a former business partner. The other party in the suit has filed a counter-claim in the amount of $265,000. From time to time, the Company is party to certain litigation arising in the ordinary course of business. The Company is not currently engaged in any legal proceedings that it expects would materially harm its financial condition or impact the timing of the Company's final dissolution; provided, however, any litigation related expenses may impact the amount of any final liquidating distribution, if any.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held a special meeting of Stockholders (the "Special Meeting") on September 17, 2002. At the Special Meeting, the stockholders of the Company (i) approved a proposal to sell substantially all of the Company's non-cash assets to Altiris and (ii) approved the dissolution of the Company and adopted the Dissolution Plan.

       The Company had 6,890,559 shares of Common Stock outstanding as of July 30, 2002, the record date for the Special Meeting. At the Special Meeting, holders of a total of 4,288,334 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

         PROPOSAL 1:  SALE OF SUBSTANTIALLY ALL OF THE COMPANY'S NON-CASH
                      ASSETS TO ALTIRIS, INC.

                      Votes in favor:                              4,266,991
                      Votes against:                                  15,458
                      Abstentions:                                     5,885

         PROPOSAL 2:  DISSOLVE THE COMPANY AND ADOPT THE DISSOLUTION PLAN

                      Votes in favor:                              4,265,166
                      Votes against:                                  16,033
                      Abstentions:                                     7,135

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

       Until September 25, 2002, when the Company filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware, voluntarily de-listed its stock from the NMS and closed its transfer books, its Common Stock was traded on the NMS under the symbol "PRVO." Since the de-listing, the Company's Common Stock has been trading in the Over the Counter Market's "pink sheets" under the symbol PRVOZ. It has been trading under "due-bill" contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. The Company has not encouraged such trading and because it has closed its transfer books, does not process any such trades. The following table sets forth the range of high and low sales prices on the NMS and in the "pink sheets" for the Common Stock for the periods indicated and since October 1, 2000. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                         COMMON STOCK PRICES                  HIGH        LOW
                         -------------------                  ----        ---
          FISCAL YEAR 2001:
            First  Quarter.............................      $  6.25     $ 3.00
            Second Quarter.............................      $  4.69     $ 2.00
            Third Quarter..............................      $  4.20     $ 2.05
            Fourth Quarter.............................      $  3.35     $ 2.24

          FISCAL YEAR 2002:
            First Quarter..............................      $  2.41     $ 1.30
            Second Quarter.............................      $  2.58     $ 1.48
            Third Quarter..............................      $  2.50     $ 1.49
            Fourth Quarter.............................      $  2.21     $ 1.35

       The Company had approximately 271 stockholders of record as of December 16, 2002. The last sales price for the Company's Common Stock, as reported on the NMS on September 25, 2002, was $2.20. The last sales price for the Company's Common Stock, as reported in the "pink sheets" on December 16, 2002, was $2.21.

       The Company closed its stock transfer books on September 25, 2002, when it filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. No transfers of the Company's stock will be recorded after that date.

       On April 25, 2000 the Company changed its name from Stac Software, Inc. to Previo, Inc., and correspondingly changed its NMS symbol from STAC to PRVO. It is currently trading in the "pink sheets" under the symbol PRVOZ.

ITEM 6.    SELECTED FINANCIAL DATA

       The following data, insofar as it relates to each of the fiscal years 1998 through 2002, have been derived from audited financial statements, including the consolidated statement of net assets in liquidation as of September 30, 2002, the consolidated balance sheet at September 30, 2001, and the related consolidated statements of operations for the period from October 1, 2001 through September 17, 2002 and for each of the two years ended September 30, 2001 and notes thereto included herein. This data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto for the corresponding periods.

       On September 17, 2002, Previo's stockholders approved the dissolution of the Company and adopted the Dissolution Plan. Previo is proceeding to liquidate and wind up its affairs and dissolve. Accordingly, all Previo's activities subsequent to September 17, 2002 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount. Previo's consolidated statement of changes in net assets in liquidation for the period from September 18, 2002 to September 30, 2002 is set forth below.

STATEMENT OF CHANGES IN NET ASSETS IN                    For the period September 18, 2002 to
LIQUIDATATION                                                     September 30, 2002
(in thousands)
--------------

Net assets in liquidation at September 18, 2002                   $         17,145
Changes in net assets in liquidation, net                                     (188)
                                                                   ----------------
Net assets in liquidation at September 30, 2002                   $         16,957
                                                                  =================


       The Company's consolidated financial statements for the fiscal year ended September 30, 1998, have been restated to present Hi/fn, Inc. ("Hi/fn") which was spun off in December 1998, as a discontinued operation. Accordingly, Hi/fn's assets and liabilities; revenues, costs and expenses; and cash flows have been excluded from the respective captions in the consolidated financial statements.


                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         PERIOD
                                                          FROM
                                                        OCTOBER 1,                FISCAL YEAR ENDED
                                                         2001 TO                   SEPTEMBER 30,
                                                        SEPTEMBER    ---------------------------------------------
                                                        17, 2002       2001         2000         1999        1998
                                                        ----------   --------     --------     --------    -------
Statement of Operations:
Revenues.............................................   $  2,285     $  6,273     $  7,804     $13,856     $19,403
Operating loss.......................................     (6,778)      (9,940)     (10,192)     (6,132)     (4,437)
Loss from continuing operations......................     (2,726)      (8,291)      (6,794)     (2,898)     (7,882)
Net loss.............................................     (2,726)      (8,291)      (6,794)     (2,013)     (5,815)


Earnings per common share, basic:
Loss from continuing operations......................   $   (0.40)   $  (1.21)    $   (1.06)   $  (0.49)   $ (1.24)
Net loss.............................................   $   (0.40)   $  (1.21)    $   (1.06)   $  (0.34)   $ (0.92)
Common shares used to compute per share data.........       6,887       6,855         6,386       5,925      6,337

Balance Sheet                                                               AS OF SEPTEMBER 30,
(Statement of Net Assets in Liquidation in 2002):                           -------------------
                                                           2002         2001         2000         1999       1998
                                                           ----         ----         ----         ----       ----
Working capital......................................   $    --      $18,293      $25,860      $ 29,421    $22,557
Total assets.........................................      19,072     22,475       33,476        34,873     43,866
Stockholders' equity.................................        --       19,811       27,910        31,302     39,213
Net assets in liquidation............................      16,957       --           --            --         --

       The Company made an initial liquidating distribution of $2.31 per common share to stockholders of record as of the final record date on December 27, 2002, for an aggregate distribution of $15,924,040. Prior to this the Company had never declared or paid any cash dividends on its common stock. Any further liquidating distributions, if any, will be made solely to stockholders of record on the close of business on the final record date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. PREVIO IS IN THE PROCESS OF WINDING DOWN ITS AFFAIRS, IS NOT SELLING ANY PRODUCTS AND FUTURE RESULTS WILL DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. THE COMPANY HAS MADE AN INITIAL DISTRIBUTION TO ITS COMMON STOCKHOLDERS AND IS UNABLE TO PREDICT WHETHER ANY ADDITIONAL DISTRIBUTIONS WILL BE MADE. OTHER RISK FACTORS ARE DISCUSSED MORE COMPLETELY IN THE "RISK FACTORS" SECTION, BELOW.

OVERVIEW

       On September 24, 2002, the Company sold all its non-cash assets to Altiris, Inc. ("Altiris") in exchange for an aggregate of approximately $1.0 million, and on September 25, 2002, the Company filed a Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. The Company is in the process of winding up its affairs and is no longer listed on the Nasdaq stock market. On December 27, 2002 the Company distributed to its stockholders an initial liquidating dividend of $2.31 per common share pursuant to approval by the Delaware Court of Chancery. The timing and amount of future distributions, if any, are within the discretion of the Delaware Court of Chancery and cannot be predicted with certainty. Following the procedures set forth in Sections 280 and 281(a) of the General Corporation Law of the State of Delaware (the "DGCL"), the Company may petition the Delaware Court of Chancery for one or more distributions of the remaining amount, if any, (currently anticipated to be between $0.07 and $0.22 per common share). The Company currently anticipates petitioning the Delaware Court of Chancery for an additional distribution shortly after the one year anniversary of the Company's September 25, 2002 filing of the Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. However, the actual time of any future distributions may be up to three years following the filing date, but in no case is such timing expected to exceed five years. The actual amount available for distribution, if any, could be substantially less, depending on a number of factors including (i) unknown liabilities or claims and (ii) unexpected or greater than expected expenses, including litigation related expenses.

       Prior to the decision to dissolve Previo, Previo's business had been focused on the development and marketing of software products that supported business continuity. The Company's products were designed to provide personal computer and server recovery from software virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment.

       On April 25, 2000, the Company changed its name to Previo, Inc., from Stac Software, Inc.

TERMS OF ALTIRIS ASSET SALE

       On June 24, 2002, in contemplation of selling all the Company's non-cash assets to Altiris, the Company entered into a license agreement and a services agreement with Altiris. Pursuant to the terms of the license agreement, in July 2002, the Company received $500,000 from Altiris in exchange for granting Altiris an exclusive (but not as to the Company), perpetual license to all of its intellectual property. Pursuant to the terms of the services agreement, the Company provided development and customer support services to Altiris through its subsidiary, Previo Estonia. Altiris reimbursed the Company for the cost of providing such services.

       The Company then entered into an asset purchase agreement (the "Asset Purchase Agreement") on July 15, 2002 with Altiris, which was approved by stockholders on September 17, 2002. Under the terms of this agreement, in exchange for consideration of $500,000 plus a working capital adjustment of $37,000, the Company agreed to sell to Altiris (a) substantially all of its non-cash assets, including all of its intellectual property, certain tangible property, certain rights under certain contracts, the Company's customer and sales records and all user manuals relating to its products, and (b) its interest in the stock of Previo Estonia, which interest represented all of its issued and outstanding equity (the "Asset Sale"). In addition, Altiris agreed to assume certain liabilities of Previo, including (i) its obligations to provide support and maintenance under the Company's existing contracts, (ii) its obligations under certain contracts assumed by Altiris, (iii) liabilities related to Altiris' operations or ownership of the acquired products and acquired assets after the completion of the Asset Sale and (iv) all liabilities of Previo Estonia outstanding as of the closing date of the Asset Sale. The Asset Sale was closed on September 24, 2002 and both the license agreement and the services agreement with Altiris terminated upon the closing of the Asset Sale.

       Total proceeds from this transaction were $1,037,000. In accordance with liquidation accounting practices, the Company netted these expected proceeds against the book value of the corresponding assets and liabilities and recorded the net amount of $773,000 as an increase to its fair value of assets.

LIQUIDATION, WINDING UP AND DISSOLUTION

       On July 2, 2002, Previo's board of directors approved a plan of dissolution (the "Dissolution Plan") and the dissolution of Previo, and on September 17, 2002 the Dissolution Plan and the dissolution of Previo were approved by Previo's stockholders. On September 25, 2002, Previo filed a Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. Previo is proceeding to wind up its affairs and is no longer operating or generating revenues in the normal course of business.

       During the one-year period ended September 30, 2002 (fiscal 2002), Previo substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, beginning negotiations intended to result in a mutually satisfactory settlement with the lessor to its facilities lease, (which was completed during the quarter ended December 31, 2002) and other efforts to reduce non-essential expenses.

       Previo's Dissolution Plan provides for the liquidation of its remaining assets, the winding up of its business and operations, and its dissolution. To the extent that there are any remaining assets after the payment of, or the provision for the payment of the Company's debts and liabilities, the Company will distribute its remaining assets to its common stockholders.

       The Dissolution Plan grants broad discretion and authority to Previo's board of directors in the administration of the Dissolution Plan, including the engagement of persons to facilitate the dissolution of the Company, the provision for indemnification of the Company's directors and officers, payment of all of its and its subsidiaries' debts and liabilities, establishment of a liquidating trust and the determination of the timing and amount of distributions. Further, the Dissolution Plan authorizes Previo's board of directors to do any and all things proper or convenient for the purpose of winding up, settling and liquidating Previo's affairs, and to take such further actions and execute such documents as may in their judgment be necessary or desirable in order to wind up expeditiously the Company's affairs and complete the liquidation thereof. In addition, the Dissolution Plan provides that the Company's board of directors may amend the Dissolution Plan, unless the board of directors determines that such amendment would materially and adversely affect stockholders' interests.

       The directors and the one remaining officer of Previo will continue to oversee its liquidation, winding up and dissolution. However, the board of directors may determine that the use of a liquidating trust provides a better alternative for completing the liquidation process. If Previo's assets and liabilities are to be transferred to a liquidating trust, a common stockholder distribution may be made immediately prior to such transfer, or alternatively, any common stockholder distributions would be made directly from the trust after the satisfaction of all of Previo's and its subsidiaries' debts and liabilities.

       Previo's stock transfer books were closed as of the close of business on September 25, 2002, upon Previo's filing of its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. No assignments or transfers of Previo common stock were recorded or will be recorded after this date, and no options or warrants to purchase the stock of Previo will be effected after this date. The Company plans to vacate its facilities on December 31, 2002.

ACTIVITIES WHILE IN LIQUIDATION

       During the year ended September 30, 2002 Previo disposed of substantially all of its non-cash assets pursuant to the Asset Sale with Altiris, as discussed above. Additionally, the Company wrote-off most of its inventory and wrote-down or sold other assets to other parties. The Company currently has only a few remaining immaterial assets, and because Previo is in liquidation, these assets may be sold. Previo believes that any gains on such sales that may be realized will be immaterial.

       Also during the year ended September 30, 2002, Previo terminated all but three of its employees, began the process to dissolve its subsidiaries in the United Kingdom and Germany and began negotiations intended to result in a mutually satisfactory settlement with the lessor to its facilities lease, which was completed during the quarter ended December 31, 2002. The Company has two employees remaining as of December 16, 2002.

       The following discussion should be read in conjunction with the description of the Company's current business and the consolidated financial statements and notes thereto, included elsewhere within this annual report. Due to the Company's liquidation, these results are not indicative of the future quarters.

CRITICAL ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES PRIOR TO ADOPTING THE LIQUIDATION BASIS OF ACCOUNTING (SEPTEMBER 17, 2002)

       REVENUE RECOGNITION

       Prior to the Company's cessation of operations, revenue was recognized when persuasive evidence of an arrangement existed, the product was delivered, the fee was fixed and determinable, collectibility was probable and, if applicable, vendor-specific objective evidence existed to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence was based upon the price charged when an element was sold separately.

       Revenue from perpetual licenses of the Company's software for which there were no significant continuing obligations and collection of the related receivable was probable, was recognized on delivery of the software and acceptance by the customer. Revenue from maintenance agreements was recognized ratably over the respective maintenance periods. The Company also received revenues on a subscription basis. Under such arrangements the license fee and maintenance were bundled, therefore all revenue was recognized ratably over the term of the agreement. Amounts received under contracts in advance of performance were recorded as deferred revenue and were generally recognized within one year of receipt.

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

CRITICAL ACCOUNTING POLICIES SUBSEQUENT TO ADOPTING THE LIQUIDATION BASIS OF ACCOUNTING (SEPTEMBER 17, 2002)

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

       MARKETABLE SECURITIES

       The Company's marketable securities are comprised principally of commercial paper. At September 30, 2002, all marketable securities were classified as held-to-maturity and carried at fair value. The cost of securities sold is based on the specific identification method.

       LIQUIDATION BASIS ACCOUNTING

       Upon stockholder approval of the Company's plans to cease operations and sell substantially all its non-cash assets on September 17, 2002, the Company adopted the liquidation basis of accounting. To reflect this basis of accounting, as of September 18, 2002 all assets were stated at their estimated net realizable value and liabilities were stated at their anticipated settlement amounts. This included writing assets up to reflect their estimated net realizable value based upon agreed-upon selling prices with a third party. All liabilities through the remaining life of the Company were estimated based upon management's expectations of the expenses necessary to fully wind-down the Company's operations.

CHANGES IN NET ASSETS IN LIQUIDATION
(SEPTEMBER 18, 2002 THROUGH SEPTEMBER 30, 2002)

INCREASE IN ESTIMATED FUTURE LIABILITIES DURING LIQUIDATION. During the period from September 18, 2002 through September 30, 2002, in accordance with the liquidation method of accounting, the Company estimated that it expects to incur $1.0 million in costs (primarily including charges for professional services, settlement of lease obligations and continuation of the Company's director and officer liability insurance) from the time of the stockholders' approval of the Dissolution Plan, through the anticipated completion of the dissolution.

INCREASE IN THE FAIR VALUE OF ASSETS. The Company increased the fair value of its assets by $0.8 million in accordance with the liquidation method of accouting. During the period from September 18, 2002 through September 30, 2002, the Company completed the sale of substantially all its non-cash assets to Altiris for gross proceeds of approximately $1.0 million.

RESULTS OF OPERATIONS

       The following table sets forth for the Company's results of operations and the percentage relationship of certain items to revenues during the periods shown.

                                                       FOR THE
                                                     PERIOD FROM
                                                      OCTOBER 1,
                                                     2001 THROUGH         SEPTEMBER 30,
                                                     SEPTEMBER 17,      -----------------
                                                          2002          2001         2000
                                                         -----         -----         -----
Revenues ........................................         100%          100%          100%
Cost of revenues ................................          26            12            14
                                                         -----         -----         -----

Gross margin ....................................          74            88            86
                                                         -----         -----         -----

Research and development ........................          66            59            64
Sales and marketing .............................          96           128           117
General and administrative ......................          98            44            36
Restructuring ...................................         111            15           --
                                                         -----         -----         -----
                                                          371           246           217
                                                         -----         -----         -----

Operating loss ..................................        (297)         (158)         (131)
Interest and other income .......................          46            20            44
                                                         -----         -----         -----

Loss before income taxes ........................        (251)         (138)          (87)
Benefit from income taxes .......................        (132)           (6)          --
                                                         -----         -----         -----

Net loss ........................................        (119)%        (132)%         (87)%
                                                         =====         =====         =====

REVENUES

       Revenues in the period from October 1, 2001 through September 17, 2002 were $2.3 million, $4.0 million or 64% less than in fiscal 2001. Revenues in fiscal 2001 were $6.3 million, 20% less than the $7.8 million reported in fiscal 2000. Included in these amounts are revenues from enterprise and OEM customers for ESUPPORT ESSENTIALS products, which totaled $1.9 million for the period from October 1, 2001 through September 17, 2002 and $2.8 million and $2.4 million, for fiscal 2001 and fiscal 2000, respectively. During the quarter ended June 30, 2002, the Company discontinued efforts to actively market and sell its products, and correspondingly terminated its sales and marketing organizations, in anticipation of completing a strategic transaction. During fiscal 2000 the Company initiated significant changes to its business strategy, including the third quarter discontinuation of sales and marketing efforts related to its REACHOUT and REPLICA TAPE products, in order to focus on positioning the Company in the eSupport market. (Although the Company had ceased actively marketing these products, legacy revenues associated with them continued throughout fiscal 2001 due to the recognition of previously deferred revenues related to product maintenance and license fees and the expiration of return rights for box product sold through the distributor/retail channel in addition to residual product royalty revenues.) This change in business direction accounted for the decline in revenues from fiscal 2000 to fiscal 2001, as revenues related to ESUPPORT ESSENTIALS were more than offset by declines in revenues from the discontinued products.

       International revenues, which are included in the numbers above, were $0.6 million or 27% of revenues for the period from October 1, 2001 through September 17, 2002 and were $1.6 million or 26% of revenues in fiscal 2001 and $1.7 million or 22% of revenues in fiscal 2000. International revenues decreased in actual dollars in the period from October 1, 2001 through September 17, 2002 from fiscal 2001 largely due to the Company's closing of its office in the United Kingdom in August 2001, coupled with the Company's termination of all sales and marketing efforts during the quarter ended June 30, 2002, as discussed above. The decrease in actual dollars of international revenues in fiscal 2001 from fiscal 2000 is related to the change in market strategy and corresponding discontinuation of the Company's REACHOUT and REPLICA TAPE product lines as discussed above. International sales in the period from October 1, 2001 through September 17, 2002 were primarily made to customers in the United Kingdom and Japan. International sales in fiscal 2001 were made to customers in Canada, Japan, England, France, Ireland, Germany, Italy, Australia and Switzerland.

GROSS MARGIN

       Cost of revenues consisted primarily of the license fees, user manuals, packaging, media and assembly associated with the Company's software products, as well as the costs of rendering product support services pursuant to paid service offerings. Gross margins were 74% in the period from October 1, 2001 through September 17, 2002 and were 88% in fiscal 2001 and 86% in fiscal 2000. The decrease in gross margin in the period from October 1, 2001 through September 17, 2002 from fiscal 2001 was primarily related to the fixed nature of support costs in relation to the smaller revenue base upon which gross margin is calculated. Additionally, the lower gross margin in the period from October 1, 2001 through September 17, 2002 reflects write-offs of inventory as the Company discontinued marketing and selling its products. The increase in gross margins in fiscal 2001 over fiscal 2000 is due to reduced costs for SQL licenses and the increased obsolescence reserves that had been taken for box product inventory in fiscal 2000, related to the Company's discontinuation of sales of the REACHOUT and REPLICA TAPE products as discussed above. These savings were partially offset by increased costs for customer support being allocated to cost of sales, related to revenue generating activities they support.

RESEARCH AND DEVELOPMENT

         The cost of product development consisted primarily of salaries, employee benefits, overhead and outside contractors. The Company is no longer engaged in any research and development activities and does not expect to record any expenses for research and development in periods subsequent to September 17, 2002. Such expenses were $1.5 million in the period from October 1, 2001 through September 17, 2002 and were $3.7 million in fiscal 2001, and $5.0 million in fiscal 2000. The reduction in research and development costs in the period from October 1, 2001 through September 17, 2002 from fiscal 2001 was primarily due to lower employee-related costs as the Company implemented restructurings (which are discussed in greater detail below) as it endeavored to reduce non-essential expenses. Costs for depreciation and consulting were also lower in the period from October 1, 2001 through September 17, 2002 than in fiscal 2001. The decline in research and development costs in fiscal 2001 from fiscal 2000 was primarily due to lower consulting costs, related to consultants who had been retained to assist the Company with certain non-recurring engineering work in fiscal 2000. Also contributing to the lower operating expenses in the year ended September 30, 2001 than in the prior fiscal year were reduced charges for product localization, compensation, depreciation and travel. The increase in research and development expense as a percentage of revenues in the period from October 1, 2001 through September 17, 2002 as compared to fiscal 2001 was primarily due to the Company's declining revenues. The decrease in research and development expense as a percentage of revenues from fiscal 2001 as compared to fiscal 2000 was primarily due to the Company decreasing spending in research and development at a faster rate than sales declined.

SALES AND MARKETING

       Sales and marketing expenses consisted primarily of salaries, commissions and benefits of sales and marketing personnel, and consulting, advertising, promotional and overhead expenses. The Company is no longer engaged in any sales or marketing activity and does not expect to record any sales or marketing expenses in periods subsequent to September 17, 2002. These expenses were $2.2 million in the period from October 1, 2001 through September 17, 2002 and were $8.0 million in fiscal 2001 and $9.2 million in fiscal 2000. The reduction in sales and marketing expenses in the period from October 1, 2001 through September 17, 2002 from fiscal 2001 was primarily due to lower employee-related costs as the Company implemented the restructurings which are discussed in greater detail below, including the closing of the Company's office in the United Kingdom in August 2001. Additionally, the Company reduced its spending on marketing programs in the period from October 1, 2001 through September 17, 2002 as it endeavored to reduce non-essential expenses. Several factors caused sales and marketing expenses to be higher in fiscal 2000 than in fiscal 2001. A larger portion of ongoing customer support costs were allocated to cost of sales in fiscal 2001 than had been allocated in fiscal 2000 consistent with the revenue generating activities they directly support. Additionally, the fiscal 2000 results included a charge taken during the year for the closing of a facility in the United Kingdom and higher expenditures for marketing programs. The decrease in sales and marketing expense as a percentage of revenues in the period from October 1, 2001 through September 17, 2002 as compared to fiscal 2001 was primarily due to the Company decreasing spending in sales and marketing at a faster rate than sales declined. The increase in sales and marketing expense as a percentage of revenues from fiscal 2001 as compared to fiscal 2000 was primarily due to the Company's declining revenues.

GENERAL AND ADMINISTRATIVE

       General and administrative expenses were comprised primarily of salaries for administrative and corporate services personnel and legal and other professional fees. As all expenses related to the liquidation have been accrued as of September 30, 2002, the Company does not expect to record general and administrative expense in periods after September 30, 2002. Such expenses were $2.2 million in the period from October 1, 2001 through September 17, 2002 and were $2.8 million for fiscal 2001 and 2000, respectively. The decrease in spending in the period from October 1, 2001 through September 17, 2002 from fiscal 2001 was primarily due to reductions in employee-related costs resulting from the restructurings discussed below. The increase in general and administrative expenses as a percentage of revenues was primarily due to the Company's lower revenues in the period from October 1, 2001 through September 17, 2002 and from fiscal 2001 as compared to 2000.

RESTRUCTURING AND IMPAIRMENT CHARGES

       In the period from October 1, 2001 through September 17, 2002, the Company recorded restructuring and impairment charges of $2.5 million. These charges are composed of a $1.6 million charge recorded in the June 30, 2002 quarter, a $0.5 million charge recorded in the March 31, 2002 quarter, and a $0.5 million charge offset by a $0.1 million reversal (related to a prior period restructuring) recorded in the quarter ended December 31, 2001. Details of these charges are discussed below.

       During the quarter ended June 30, 2002, the Company was in engaged in activities related to the sale of substantially all of its non-cash assets to Altiris, and made a resultant reduction in Company personnel, activities, and costs. The sale of these assets and a formal Dissolution Plan were approved by the stockholders on September 17, 2002. As of December 16, 2002, except for two full-time employees, the Company has terminated all of its employees. The $1.6 million restructuring charge taken in the June 2002 quarter was composed of estimated costs of $1.2 million in severance and benefits for employee terminations and $0.4 million in estimated lease termination costs related to the Company's headquarter office in San Diego, California. Of the total charge, $0.8 million in severance and benefits has been paid to employees terminated prior to September 30, 2002. The Company expects to pay the remaining severance and benefit costs of $0.4 million during January 2003. The $0.4 million accrued for lease termination costs was paid during the quarter ending December 31, 2002 in connection with an agreement executed with the landlord to terminate the lease in exchange for a payment of $0.7 million.

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

       On December 31, 2001, the Company began implementing a restructuring designed to bring costs in closer alignment with future revenues as projected at that time. The Company recorded a charge of $0.5 million related to this restructuring. The components of this charge included payments of severance and benefits to terminated employees ($0.2 million) and anticipated costs related to terminations of lease commitments for abandoned office space (and related fixed asset abandonments), as a result of the work force reduction ($0.3 million). As of September 30, 2002, payments for severance and benefits (related to the restructuring in the quarter ended December 31, 2001) totaled $0.2 million. Charges of $0.2 million composed of fixed assets write-offs and costs related to the cancellation of marketing obligations that had been committed to prior to the restructuring had also been taken or paid as of September 30, 2002. The remaining $0.1 million is included in accrued expenses and other liabilities and was paid in the quarter ending December 31, 2002.

       During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $1.0 million, primarily representing costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($0.5 million), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($0.4 million) and costs associated with the termination of lease commitments related to abandoned office space for the Company's facility in Estonia ($0.1 million). As of September 30, 2002, in connection with the restructuring implemented in the quarter ended September 30, 2001, the Company had incurred and paid $0.5 million in severance and benefits to terminated employees and $0.3 million in costs associated with terminating the lease and other obligations related to the Company's United Kingdom facility and dissolving the Company's United Kingdom subsidiary. During the quarter ended December 31, 2001, the Company reversed $0.1 million of the September quarter's restructuring charge, as the Company's United Kingdom office lease was terminated on more favorable terms than had been originally provided for. The Company expects to incur and pay the remaining accrued $0.1 million no later than the quarter ending March 31, 2003.

       There were no restructuring charges incurred during fiscal 2000.

INTEREST AND OTHER INCOME

       Interest and other income was $1.0 million in the period from October 1, 2001 through September 17, 2002, $1.3 million in fiscal 2001 and $3.4 million in fiscal 2000. Other income for the period from October 1, 2001 through September 17, 2002 includes $0.6 million related to funds received in settlement of the Company's lawsuits with Support.com and Connected Corporation ("Connected"). These suits had been filed March 15, 2001 and May 1, 2001, respectively. In the suits Previo alleged that Support.com and Connected were selling software products that infringed on the Company's valuable patent. The fiscal 2000 amount includes $1.6 million related to the redemption of preferred shares of Dynanet, Inc., which were held by the Company and received in connection with its acquisition of California Software, Inc. in 1995. As the shares of Dynanet were acquired as an adjunct to the California Software acquisition, and at that time the fair value of these shares was not significant, the Dynanet shares were recorded at no costs basis; therefore, the entire redemption value was treated as other income. Additionally, interest income in the period from October 1, 2001 through September 30, 2002 declined to $0.4 million from $1.3 million in fiscal 2001, and interest income in fiscal 2001 declined to $1.3 million from $1.8 million in fiscal 2000 due to lower interest rates and lower invested balances.

INCOME TAXES

       In the period from October 1, 2001 through September 17, 2002, the Company recorded a tax benefit of $3.0 million. This amount reflects income tax refunds received during the period primarily due to a recent change in federal income tax law, which allowed the Company to recoup taxes paid in previous years by extending the carry-back period for certain net operating losses. During fiscal 2001 the Company recorded a benefit from income taxes of $0.4 million. This benefit is the result of the settlement of an ongoing audit by the Internal Revenue Service that was finalized during the fourth quarter of fiscal 2001 for less than had been accrued. No additional benefit was recorded related to the operating losses in fiscal 2001 or fiscal 2000 as the Company's opportunity for net operating loss carrybacks had been depleted until the change in tax law mentioned above. The nominal net income tax charge recognized for fiscal 2000 is primarily associated with income taxes from foreign source revenues and the related statutory withholdings required by the foreign jurisdiction.

QUARTERLY TRENDS

       Until the Company's decision to dissolve, it had historically experienced significant fluctuations in its revenues and operating results, including net income (loss). The Company operated with relatively little backlog of its software sales, and the majority of its software revenues each quarter resulted from orders received in that quarter. Consequently, if near-term demand for the Company's products weakened in a given quarter, the Company's operating results for that quarter would be adversely affected. In addition, when the Company announced enhanced versions of its software products, the announcement usually had the effect of slowing sales of the current version of the product as buyers delayed their purchase. Quarterly results were influenced by the timing of announcements or introductions of new products and product upgrades by the Company or its competitors, distributor ordering patterns, product returns, delays in product development and licensing of the Company's products and core technology. In addition, the Company's ESUPPORT ESSENTIALS product offerings had a lengthy evaluation period before any purchase was made.

SEASONALITY

       The software industry has typically experienced some seasonal variations in demand, with sales declining somewhat in the summer months. Until its decision to dissolve, the Company believed that its software sales were subject to similar seasonal variations which, when combined with the other factors described above, were likely to result in fluctuations in the Company's quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash, cash equivalents and marketable securities decreased by $0.5 million to $19.1 million at September 30, 2002 from $19.6 million at September 30, 2001 and by $10.1 million to $19.6 million at September 30, 2001 from $29.7 million at September 30, 2000. This change in cash is primarily related to cash used in operations and was partially offset by income tax refunds, legal settlements and proceeds from asset sales received during the year. Accounts receivable decreased by $0.3 million to zero at September 30, 2002 from that at September 30, 2001, primarily attributable to reduced revenues and the liquidation of outstanding receivable balances. Working capital decreased by $1.3 million to $17.0 million at September 17, 2002 from that at September 30, 2001, primarily as a result of cash used in operations, partially offset by the income tax refunds, legal settlements and proceeds from asset sales mentioned above.

       The Company currently estimates that distributions totaling between $2.38 and $2.53 per outstanding share of its common stock will be made to its stockholders, after payment of all liabilities and expenses associated with the Dissolution Plan and otherwise. The actual amount available for distribution, if any, could be substantially less, depending on a number of factors including (i) unknown liabilities or claims and (ii) unexpected or greater than expected expenses. On December 27, 2002 the Company distributed to its stockholders an initial liquidating dividend of $2.31 per common share pursuant to approval by the Delaware Court of Chancery. The timing and amount of future distributions, if any, are within the discretion of the Delaware Court of Chancery and cannot be predicted with certainty.

       The estimate of a total distribution in the range of $2.38 to $2.53 per outstanding share was calculated by considering the Company's current cash balances and estimated future expenses, primarily including payments remaining to be made for severance, lease termination costs, premiums for directors and officers liability insurance and charges for professional services expected to be incurred prior to the Company's final dissolution.

       The Company has no outstanding leases or known commitments, as the Company arrived at a settlement with its landlord to terminate the lease on its San Diego, California office (its only remaining facility) in exchange for a payment of $0.7 million, during the quarter ending December 31, 2002.

SUBSEQUENT EVENTS

       On December 27, 2002, the Company made an initial distribution of $2.31 per common share to its stockholders.

MARKET RISK

       The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employed established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

       The Company's foreign currency risks were mitigated principally by maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's subsidiary in the United Kingdom (which is currently being dissolved) were kept in the local currencies for the European countries in which it did business, with excess funds converted to United States currency and transferred to Previo's offices in the United States for investment. With the closure of the United Kingdom office, these foreign currency accounts are being closed.

       The fair value of the Company's investments in marketable securities at September 30, 2002, was $5.0 million. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. At September 30, 2002, the Company's portfolio was primarily invested in high quality commercial paper, typically with maturities of less than six months. These investments are distributed among several issuers to minimize the credit risk associated with any single institution.


SELECTED QUARTERLY DATA (in thousands, except per share data)

THE PERIOD FROM OCTOBER 1, 2001 THROUGH SEPTEMBER 17, 2002
----------------------------------------------------------

                                                               PERIOD FROM
                                                              JULY 1, 2002
                                                                 THROUGH         JUNE 30,      MAR. 31,     DEC. 31,
                                                              SEPT. 17, 2002       2002         2002          2001
                                                              --------------    ---------     ---------    ---------
Revenues ..................................................     $   229          $   521      $   563      $   972
Gross margin ..............................................         229              230          432          810
Operating loss ............................................        (524)          (2,312)      (1,608)      (2,334)
Net income (loss) .........................................        (160)          (2,145)       1,791       (2,212)
Net income (loss) per common share ........................     $ (0.02)         $ (0.31)     $  0.26      $ (0.32)
Common stock price:
     High .................................................     $  2.21          $  2.50      $  2.58      $  2.41
     Low ..................................................     $  1.35          $  1.49      $  1.48      $  1.30


                                                                SEPT. 30,        JUNE 30,     MAR. 31,      DEC. 31,
FISCAL 2001                                                        2001            2001         2001          2000
-----------                                                     --------        --------      --------       ------
Revenues ..................................................     $   864          $ 1,628      $ 1,855      $ 1,926
Gross margin ..............................................         662            1,432        1,696        1,751
Operating loss ............................................      (3,661)          (2,554)      (2,132)      (1,593)
Net loss ..................................................      (3,153)          (2,281)      (1,748)      (1,109)
Net loss per common share..................................     $ (0.46)         $ (0.33)     $ (0.26)     $ (0.16)
Common stock price:
     High .................................................     $  3.35          $  4.20      $  4.69      $  6.25
     Low ..................................................     $  2.24          $  2.05      $  2.00      $  3.00


As of December 16, 2002, there were approximately 271 holders of record of the Company's common stock.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's consolidated financial statements as of September 30, 2002 and 2001, for the period from October 1, 2001 through September 17, 2002, and for each of the two fiscal years in the periods ended September 30, 2001 and September 30, 2000, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this report on pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Previo's current executive officer and directors are as follows:

                                                                           PRINCIPAL OCCUPATION/
                      NAME                             AGE            POSITION HELD WITH THE COMPANY
                      ----                             ---            ------------------------------
Corey M. Smith..............................            46       President/CEO,Sage Circle/Chairman
Gary W. Clow................................            48       Director
Robert W. Johnson...........................            53       Director
Peter D. Schleider..........................            45       General  Partner,  RKB Capital,  L.P. and General
                                                                 Partner, Peninsula Capital Management/Director
Clifford L. Flowers.........................            44       President, Chief Financial Officer and Secretary


       Mr. Smith has served as a director since January 1999 and as Chairman of the Board of Directors since January 2001. Since August of 2002, Mr. Smith has been serving as President/Chief Executive Officer of Sage Circle, a marketing advisory company. Mr. Smith is also on Sage Circle's Board of Directors. From May 2001 until May 2002, Mr. Smith was President of FinanCenter, a provider of solutions that market and sell products and services from websites. He was a member of FinanCenter's Board of Directors from 1998 until May, 2002. From 1998 until 2001, Mr. Smith was Chief Executive Officer of MyWebPal.com, a publisher of 400 on-line local newspapers. Mr. Smith is also a member of the Board of Directors for Accelent. Mr. Smith received a Bachelor of Science degree in Business Administration from Oregon State University.

       Mr. Clow has been a director since 1983 and served as Chairman of the Board of Directors from March 1992 through May 2000. Mr. Clow also served as Chief Executive Officer of the Company from March 1992 until January 1999 and as President of the Company from 1986 through 1996. Mr. Clow previously was a Vice President at Dynamic Instruments, a measurement systems company for the defense industry, and a Senior Software Engineer at the Portable Products Division of the Communications Sector at Motorola, Inc. Mr. Clow received an M.A.S. in Computer Systems from Florida Atlantic University and an M.S. in Electrical Engineering from the California Institute of Technology.

       Mr. Johnson has served as a director since 1983. He has been a private investor since July 1988. From 1983 to July 1988, he was first a principal and subsequently a general partner of Southern California Ventures, a private venture capital firm. He is a director of Hi/fn, Inc., a publicly-held semiconductor company, and ViaSat, Inc., a publicly-held communications equipment company. Mr. Johnson holds Bachelor's and Master's degrees in Electrical Engineering from Stanford University and Masters of Business Administration and Doctorate degrees from Harvard Business School.

       Mr. Schleider has served as a director since January 1999. In September 2001 Mr. Schleider joined Peninsula Capital Management and is the General Partner of its Peninsula Technology Fund, an investment partnership focussed on investing in publicly held technology companies. Mr. Schleider has also been the General Partner of RKB Capital, L.P., a private investment partnership, since September 1998. From January 1998 to September 1998 Mr. Schleider was a partner in Matrix Capital Management, an investment partnership. Mr. Schleider graduated from Trinity University with a Bachelor of Arts degree in History/Economics and is a Chartered Financial Analyst.

       Mr. Clifford L. Flowers, was named President of the Company effective July 2, 2002. He has served as Vice President of Finance and Chief Financial Officer of the Company since January 1999, and as the Company's Corporate Controller from June 1994 until January 1999. In June of 2000 he was appointed as a member of the Office of the President. From June 1988 to June 1994, Mr. Flowers held various positions with Price Waterhouse LLP, independent public accountants, most recently as an Audit Manager. Mr. Flowers is a Certified Public Accountant and received a Bachelor of Science in accounting from San Diego State University.

BOARD COMMITTEES AND MEETINGS

       During the fiscal year ended September 30, 2002 the Board of Directors held eleven meetings. The Board has an Audit Committee and a Compensation Committee.

       The Audit Committee meets with the Company's independent auditors at least quarterly. It reviews the results of the annual audit and interim results; discusses the financial statements; recommends to the Board the independent auditors to be retained; oversees the independence of the independent auditors; evaluates the independent auditors' performance; and receives and considers the independent auditors' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is composed of three directors:

Messrs. Clow, Johnson and Schleider. It met four times during fiscal 2002. All members of the Company's Audit Committee are independent (as independence is defined in Rule 4200(a)(15) of the NASD listing standards.

       The Compensation Committee makes recommendations concerning salaries and incentive compensation, awarded stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. During the fiscal year ended September 30, 2002 the Compensation Committee was composed of two Non-Employee Directors: Mr. Clow and Mr. Smith. The Compensation Committee met twice during fiscal 2002.

       During the fiscal year ended September 30, 2002, each current Board member attended 100% of the aggregate of the meetings of the Board and of the committees on which he served and held during the period for which he was a Board or Committee member, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

       To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2002, Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.      DIRECTOR AND EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

       Non-Employee Directors of the Company ("Non-Employee Directors") agreed to waive any cash compensation for their services on the Board, effective with the March 1999 Annual Meeting of Stockholders. Therefore, in the fiscal year ended September 30, 2002, no cash compensation was paid to Non-Employee Directors.

       The members of the Board of Directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

       Non-Employee Directors were eligible to receive stock option grants under the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). During the last fiscal year, the Company granted options covering 3,750 shares each, to Gary Clow, Robert Johnson, Pete Schleider and Corey Smith, for a total of 15,000 shares, at an exercise price of $2.09 per share, the fair market value of the Company's Common Stock on the date of each grant.

       All option plans were terminated on September 25, 2002, when Previo filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable at December 16, 2002.

COMPENSATION OF EXECUTIVES

                             SUMMARY OF COMPENSATION

       The following table shows, for the fiscal years ended September 30, 2002, 2001 and 2000, compensation awarded or paid to, or earned by the Company's President and the two other executive officers who were no longer serving as of September 30, 2002 (the "Named Executive Officers").

                                                                                                    LONG-TERM
                                                                                                  COMPENSATION
                                                             ANNUAL COMPENSATION (1)                 AWARDS
                                                       --------------------------------------     ------------
                                                                                                   SECURITIES
                                                                                                   UNDERLYING
NAME AND PRINCIPAL POSITION                            YEAR          SALARY          BONUS         OPTIONS (4)
---------------------------                            ----          ------          -----         -----------
Tom Dilatush (2) ...............................        2002        $371,935        $      0               0
Chief Executive Officer and Member-Office of the        2001        $212,590        $ 50,156         280,000
President                                               2000        $145,000        $ 35,950          50,000

Clifford L. Flowers ............................        2002        $200,000        $      0               0
President, Vice President of Finance, Chief             2001        $188,750        $ 62,346          80,000
Financial Officer and Secretary                         2000        $155,000        $ 27,283          50,000

James T. Nicol (3) .............................        2002        $282,237        $      0               0
Member-Office of the President and Vice                 2001        $188,955        $ 40,000          80,000
President of  Sales, Product Development and            2000        $155,820        $ 27,357          50,000
Technical Operations

-------------


(1) As permitted by rules established by the Commission, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed the lesser of 10% of bonus plan salary or $50,000.

(2) Mr. Dilatush's position as Chief Executive Officer of the Company, and as a board member, terminated in July 2002. The salary amount includes $168,750 in severance payments and $25,060 in payment of accrued vacation wages.

(3) Mr. Nicol's position as a Member of the Office of the President and Vice President, Sales, Product Development and Technical Operations terminated in June 2002. The salary amount includes $100,000 in severance payments, $32,878 in payment of accrued vacation wages and $7,695 of a loan from the Company that was forgiven. The 2001 salary amount includes $21,706 of a loan from the Company, that was forgiven.

(4) All option plans were terminated on September 25, 2002, when Previo filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable at September 30, 2002.

                        STOCK OPTION GRANTS AND EXERCISES

       From time to time the Company granted options to its executive officers under its 1992 Stock Option Plan (the "1992 Plan") or under its 2000 Equity Incentive Plan, as amended (the "2000 Plan"). All option plans were terminated on September 25, 2002, when Previo filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable at December 16, 2002.

       For the fiscal year ended September 30, 2002, no options were granted to or exercised by any Named Executive Officers.

CHANGE OF CONTROL AND EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

       The Company entered into Change of Control agreements with certain of the Company's officers (each hereinafter referred to as "Executive"), including its Named Executive Officers, in order to ensure Executive has an opportunity to acquire and/or maintain an equity interest in the Company as an incentive for Executive to participate actively in the affairs and maximize the value of the Company, without distraction arising from the possibility of a change of control of Previo. The terms of the agreements provide that, in the event of a Change of Control (as defined in the agreements), and the Involuntary Termination (as defined in the agreements) of Executive's employment at any time during the period beginning sixty days prior to such Change of Control and ending thirteen months following such Change of Control, fifty percent of those unvested options or other rights to purchase shares of the Company's capital stock then held by Executive shall automatically become fully vested.

       In addition to the Change of Control Agreements discussed above, the Company has entered into Employment Agreements with certain executives that are discussed below.

       On November 28, 2000, the Company entered into an employment agreement with Tom Dilatush. According to the terms of the agreement, Mr. Dilatush would serve as the Company's Chief Executive Officer and as a Member of the Office of the President. For such services, Mr. Dilatush would receive annual compensation of $225,000 in addition to the opportunity to earn up to 50% of his annual salary for achievement of certain corporate and individual performance objectives to be determined quarterly by the Board of Directors. Additionally, Mr. Dilatush could earn an additional bonus that began at 10% of his salary, also based on objectives to be determined by the Board of Directors. In November 2000, Mr. Dilatush was granted 280,000 options at an exercise price of $3.72, 30,000 shares vesting on January 1, 2001, with 5,208 additional shares vesting at the end of each monthly period thereafter for a period of four years. The employment agreement also contained a severance clause by which Mr. Dilatush would receive 75% of his highest annual base salary in the event he was terminated without cause or good reason. Additionally, under the terms of the agreement, if Mr. Dilatush was terminated without good reason as a result of a corporate merger or acquisition, he would receive immediate vesting of 50% of his unvested options, and might have, under certain change of control conditions, received immediate vesting of 100% of his unvested options for those options granted pursuant to this agreement. Mr. Dilatush's employment terminated in July, 2002 and Mr. Dilatush received a severance payment of $168,750 in accordance with this agreement.

       On January 8, 2001, the Company entered into an employment agreement with Clifford L. Flowers. According to the terms of the agreement, Mr. Flowers would serve as the Company's Vice President of Finance, Chief Financial Officer and as a Member of the Office of the President. On July 2, 2002, the Office of the President was eliminated and Mr. Flowers was appointed President. He also continues to serve as Vice President of Finance and Chief Financial Officer. For such services, Mr. Flowers receives annual compensation of $200,000 in addition to the opportunity to earn up to 40% of his annual salary for achievement of certain corporate and individual performance objectives to be determined quarterly by the Board of Directors. Additionally, Mr. Flowers may earn an additional bonus of up to 10% of his salary, also based on objectives to be determined by the Board of Directors. In January 2001, Mr. Flowers was granted 80,000 options at an exercise price of $3.19, 20,024 shares vesting on January 1, 2001, with 1,666 additional shares vesting at the end of each monthly period thereafter for a period of three years. The employment agreement also contains a severance clause by which Mr. Flowers will receive 50% of his highest annual base salary in the event he is terminated without cause or good reason. Additionally, under the terms of the agreement, if Mr. Flowers is terminated without good reason as a result of a corporate merger or acquisition, he will receive immediate vesting of 50% of his unvested options, and might have, under certain change of control conditions, received immediate vesting of 100% of his unvested options for those options granted pursuant to this agreement.

       On April 24, 2002 the Company entered into an amendment to the agreement with Mr. Flowers discussed above. Under the terms of the amendment, the severance clause was revised to provide Mr. Flowers with 100% of his highest annual base salary in the event he is terminated without cause or without good reason. It is anticipated that Mr. Flowers will receive a $200,000 severance payment in January 2003. Mr. Flowers may provide additional services in connection with the wind down and dissolution thereafter, as required by the board.

       On January 8, 2001, the Company entered into an employment agreement with James T. Nicol. According to the terms of the agreement, Mr. Nicol would serve as the Company's Vice President of Product Development and as a Member of the Office of the President. For such services, Mr. Nicol would receive annual compensation of $200,000 in addition to the opportunity to earn up to 40% of his annual salary for achievement of certain corporate and individual performance objectives to be determined quarterly by the Board of Directors. Additionally, Mr. Nicol could earn an additional bonus of up to 10% of his salary, also based on objectives to be determined by the Board of Directors. In January 2001 Mr. Nicol was granted 80,000 options at an exercise price of $3.19, 20,024 shares vesting on January 1, 2001, with 1,666 additional shares vesting at the end of each monthly period thereafter for a period of three years. The employment agreement also contained a severance clause by which Mr. Nicol would receive 50% of his highest annual base salary in the event he was terminated without cause or good reason. Additionally, under the terms of the agreement, if Mr. Nicol was terminated without good reason as a result of a corporate merger or acquisition, he would receive immediate vesting of 50% of his unvested options, and might have, under certain change of control conditions, received immediate vesting of 100% of his unvested options for those options granted pursuant to this agreement. Mr. Nicol's employment terminated in June, 2002 and Mr. Nicol received a severance payment of $100,000 in accordance with this agreement.

                  REPORT OF THE COMPENSATION COMMITTEE OF THE
                 BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION(1)

OVERVIEW AND PHILOSOPHY

       Previo's Compensation Committee of the Board of Directors is currently composed of two outside directors, Messrs. Clow and Smith. Among other things, the Compensation Committee reviews and approves annual executive officer compensation. In general, the compensation policies adopted by the Compensation Committee are designed to (i) attract and retain executives capable of leading the Company to meet its business objectives and (ii) motivate the Company's executive officers to enhance long-term stockholder value.

EXECUTIVE OFFICER COMPENSATION

       The policies of the Compensation Committee with respect to executive officers are to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of stockholder value. To meet these goals, the Company's executive officer compensation program is comprised of base salary, quarterly cash incentive compensation in the form of bonuses and long-term incentive compensation in the form of stock option grants, some of which have been performance-based stock options.

       BASE SALARY

       Historically, the Compensation Committee annually reviewed each executive officer's base salary. In establishing base salaries, the Compensation Committee typically considered a survey and compensation levels at comparably sized companies in the technology industry. The companies included in the survey were not necessarily the same as the companies included in the market indices included in the performance graph in this annual report. Although the compensation survey referred to above and the market indices included in the performance graph were broad and included companies in related industries, the survey and indices were created for different purposes and accordingly were not compatible.

       Based on the data generated in the survey, the Compensation Committee then subjectively set a target base salary level applicable to all executive officers. The Compensation Committee then subjectively considered the level of responsibility, experience and contributions of each executive officer. Then, each fiscal year, the Compensation Committee adjusted each officer's base salary taking into account the target salary and the Compensation Committee's evaluation of individual performance.

       In October 2001 the Compensation Committee voted not to grant increases to executive base salaries during fiscal 2002 as part of a cost-savings measure. Because there is currently only one executive officer and the Company's business operations are being dissolved, no changes in compensation are anticipated for the Company's remaining executive.

       QUARTERLY CASH INCENTIVE BONUS

       Historically, the Company paid bonuses to its executive officers based primarily on the achievement of certain financial goals and meeting specific management objectives established by the Compensation Committee. In October 2001, the Compensation Committee voted to discontinue executive bonuses during fiscal 2002 as part of a cost-savings measure.


----------

(1) The material in this report is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

       STOCK OPTION GRANTS

       The Company granted stock options to its executive officers in order to provide long-term incentives and to align executive officers and stockholder long-term interests by creating a direct link between executive compensation and stockholder return. Stock options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of the grant. In order to facilitate long-term incentives through the option grants, options were generally subject to ratable vesting over three to five years and were exercisable for ten years.

       Executive officer awards were subjectively determined by the Compensation Committee after considering stock option grant data taken from the compensation survey referred to above, as well as the level of responsibility, experience and contributions of each executive officer. In determining the size of individual grants, the Compensation Committee also considered the number of shares subject to the options previously granted to each executive officer, including the number of such shares that had vested and remained exercisable and shares that remained unvested.

       No stock option grants were made to Named Executive Officers during fiscal 2002, and all option plans were terminated on September 25, 2002, when Previo filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware.

       COMPLIANCE WITH SECTION 162(M) OF THE INTERNAL REVENUE CODE

       Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Company believes that it is in the best interest of its stockholders to structure compensation arrangements to achieve deductibility under Section 162(m), except where the benefit of such deductibility is outweighed by the need for flexibility, or the attainment of other corporate objectives. The 1992 Plan and the 2000 Plan were drafted in order to satisfy more broadly the requirements of the performance-based exception contained in Section 162(m).

CHIEF EXECUTIVE OFFICER SALARY

       The Compensation Committee considers with particular care the compensation of the Company's Chief Executive Officer. Tom Dilatush was appointed Chief Executive Officer in November 2000, at which time Mr. Dilatush's base compensation was increased to $225,000, effective November 28, 2000, based on the process outlined above. Mr. Dilatush's salary remained at that level until his termination in July 2002. Mr. Dilatush received no bonuses or stock option grants during fiscal 2002.

                                                  COMPENSATION COMMITTEE
                                                  Gary W. Clow
                                                  Corey M. Smith

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       As noted above, the Company's Compensation Committee consists of Mr. Clow and Mr. Smith. Mr. Clow was the Company's Chief Executive Officer from March 1992 until May 2000.


                       PERFORMANCE MEASUREMENT COMPARISON

         The following graph compares total stockholder returns of an investment in the Company of $100 in cash on September 30, 1997, for the five years since September 30, 1997 to two indices: The Nasdaq Total Return Index for the Nasdaq Stock Market (U.S. companies) (the "Nasdaq-US") and the Nasdaq Total Return Index for Computer Software Stocks (SIC 737) (the "Nasdaq-Industry"). The total return for the Company's stock and for each index assumes the reinvestment of dividends, although dividends have never been declared on the Company's stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each quarterly period. The Nasdaq-US tracks the aggregate price performance of all equity securities of U.S. companies traded on the NMS and the Nasdaq SmallCap Market. The Nasdaq-Industry tracks the aggregate price performance of equity securities of computer software companies traded on the NMS. The Company's Common Stock was traded on the NMS and was a component of both the Nasdaq-US and the Nasdaq-Industry, until the Company filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delware and voluntarily de-listed its stock on September 25, 2002.(2)

----------

(2) The material in this report is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

                                     1997        1998       1999        2000        2001       2002
                                     ----        ----       ----        ----        ----       ----
          Previo, Inc.              100.00       63.16      22.04       31.58       12.68      11.58
     NASDAQ U.S. Cos. Index         100.00      122.42     201.01      255.75      100.91      73.59
   NASDAQ Ind. Index (SIC 737)      100.00      107.41     178.69      250.03      102.23      83.39


       Previo's closing stock price on September 25, 2002 was $2.20 per share. The last sales price for the Company's Common Stock, as reported in the "pink sheets" on December 16, 2002, was $2.21.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the ownership of the Company's common stock as of November 1, 2002 by: (i) each director, (ii) the Named Executive Officers (iii) the Named Executive Officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                           BENEFICIAL OWNER                              NUMBER OF SHARES    PERCENTAGE BENEFICIALLY
                                                                                                    OWNED (1)
Kopp Investment Advisors (2).......................................          850,399                   12.3%
7701 France Avenue South,  Suite 500
Edina, MN   55435
Robert W. Johnson (3)..............................................          441,750                    6.4%
Gary W. Clow (4)...................................................          375,475                    5.4%
Clifford L. Flowers ...............................................              500                    0.0%
Corey M. Smith.....................................................                0                    0.0%
Tom Dilatush (5)...................................................                0                    0.0%
James T. Nicol (6).................................................                0                    0.0%
All directors and officers as a group (5 persons) (7)..............          817,725                   11.9%

-------------------

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property and marital property laws where applicable, the company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned and has a business address of Previo, Inc., 12636 High Bluff Drive, 4th Floor, San Diego, California 92130-2093. Applicable percentages are based on 6,893,524 shares outstanding on November 1, 2002, adjusted as required by rules promulgated by the Commission.

(2) Includes 110,000 shares held by the Kopp Investment Advisors of which Mr. Kopp is the president and sole shareholder, 120,000 shares held by the Kopp Family Foundation of which Mr. Kopp is a director, and 347,899 shares held by various clients of Kopp Investment Advisors. Mr. Kopp has no voting power over and shares investment power with the clients who own these latter shares.

(3) Includes 441,750 shares held by the Robert W. Johnson Revocable Trust, of which Mr. Johnson is Trustee.

(4) Includes 25,025 shares held by the Cristina Clow Trust and 25,000 shares held by the Andrew Clow Trust, of which Mr. Clow is a co-trustee and of which Mr. Clow disclaims beneficial ownership.

(5) Mr. Dilatush's position as Chief Executive Officer of the Company, and as a board member, terminated in July 2002.

(6) Mr. Nicol's position as a member of the Office of the President and Vice President, Sales, Product Development and Technical Operations, terminated in June 2002.

(7)    Includes shares described in the notes above, as applicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       See the section titled "Change of Control and Employment Agreements with Executive Officers" for a description of change of control agreements and employment agreements with the Company's Named Executive Officers.

       The Company's bylaws provide that it will indemnify its directors and may indemnify its officers, employees, and other agents to the fullest extent permitted by law. The Company believes that indemnification under its bylaws covers at least negligence and gross negligence by indemnified parties, and may require the Company to advance litigation expenses in the case of stockholder derivative actions or other actions, against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

       In addition, the Company's certificate of incorporation provides that to the fullest extent permitted by Delaware law, its directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director's duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the Company or its stockholders, for improper transactions between the director and the Company, and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

       The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party to by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's bylaws.

       The Company maintains insurance policies covering officers and directors under which the insurers agree to pay, subject to certain exclusions, including certain violations of securities laws, for any claim made against its directors and officers for a wrongful act that they may become legally obligated to pay. The Company believes that its certificate of incorporation and bylaw provisions, indemnification agreements and such insurance policies are necessary to attract and retain qualified persons as directors and officers, especially in light of the Company's decision to wind down its affairs.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's President and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to him by others within the Company.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of the report:

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
        (1)       Report of Independent Accountants                                                          F-1
                  Consolidated Statement of Net Assets in Liquidation at
                     September 30, 2002                                                                      F-2
                  Consolidated Balance Sheet at
                     September 30, 2001                                                                      F-3
                  Consolidated Statement of Changes in Net Assets in Liquidation for the period from
                     September 18, 2002 through September 30, 2002                                           F-4
                  Consolidated Statements of Operations for the period from October 1, 2001
                     through September 17, 2002 and for the years ended September 30, 2001 and 2000          F-5
                  Consolidated Statements of Cash Flows for the period from October 1, 2001
                     through September 17, 2002 and for the years ended September 30, 2001 and 2000          F-6
                  Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) for the
                     period from October 1, 2001 through September 17, 2002 and for the years ended          F-7
                     September 30, 2001 and 2000
                  Notes to Consolidated Financial Statements                                                 F-8

                  All financial statement schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b) The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2002:

       (i) Form 8-K filed July 16, 2002, announcing entering into various agreements with Altiris, Inc.

       (ii) Form 8-K filed September 24, 2002 announcing the stockholders' approval of the agreement with Altiris, Inc., and their approval of the resolution to dissolve and liquidate the Company.

    (c)  Exhibits

     EXHIBIT           EXHIBIT
     FOOTNOTE           NUMBER                                DESCRIPTION
     --------           ------                                -----------
      (2)                 3.1            Certificate of Incorporation of the Registrant.

      (2)                 3.2            Bylaws of the Registrant.

                          4.1            Reference is made to Exhibits 3.1 and 3.2

      (1)                10.1            Form of Indemnity Agreement entered into between the
                                         Registrant and its directors and officers with
                                         related schedule.

      (2)                10.2            Office Lease date March 22, 1994 between the
                                         Registrant and Weyerhaeuser Mortgage Company and Fort
                                         Wyman, Inc.

      (2)                10.3            Office Lease date March 22, 1994 between the
                                         Registrant and Weyerhaeuser Mortgage Company and Fort
                                         Wyman, Inc.

     EXHIBIT           EXHIBIT
     FOOTNOTE           NUMBER                                DESCRIPTION
     --------           ------                                -----------

      (2)                10.4            Office Lease dated July 12, 1994 between the
                                         Registrant and Weyerhaeuser Mortgage Company and Fort
                                         Wyman, Inc.

      (2)                10.5            Amendment No. 1 to the Office Lease dated July 12,
                                         1994 between the Registrant and Weyerhaeuser Mortgage
                                         Company and Fort Wyman, Inc.

      (2)                10.6            Amendment No. 2 to the Office Lease dated July 12,
                                         1994 between the Registrant and Weyerhaeuser Mortgage
                                         Company and Fort Wyman, Inc.

      (4)                 10.7           Cross License Agreement dated as of November 21, 1996 between the
                                         Registrant and Hi/fn, Inc.

   (3)(5)                 10.8           Form of Change of Control Agreement

   (3)(6)                 10.9           Employment Agreement with Tom Dilatush

   (3)(7)                 10.10          Employment Agreement dated January 8, 2001 between the Company and
                                         Clifford Flowers.

   (3)(7)                 10.11          Employment Agreement dated January 8, 2001 between the Company and James
                                         T. Nicol.

   (3)(8)                 10.12          Amendment to employment agreement with Clifford Flowers, dated April 24,
                                         2002

       (9)                10.13          Asset Purchase Agreement by and among Altiris, Inc., Previo, Inc. and
                                         Previo Estonia OU

       (9)                10.14          Plan of Dissolution of Previo, Inc.

                          10.15          Lease termination agreement between Corporate Plaza II, Inc. and the Company, dated December 3, 2002

                          21.1           Subsidiaries of the Registrant.

                          24.1           Power of Attorney.  Reference is made to page 28.

                          99.1           Certification pursuant to Section 302 of the Public Company Accounting
                                         Reform and Investor Protection Act of 2002 (18 U.S.C. section 1350, as adopted).

                          99.2           Certification pursuant to Section 906 of the Public Company Accounting
                                         Reform and Investor Protection Act of 2002 (18 U.S.C. section 1350, as adopted).


----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-46389) or amendments thereto.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(3) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

(4) Incorporated by reference to the Registration Statement on Form 10, as amended filed by Hi/fn, Inc. (File No. O-24765) and incorporated herein by reference.

(5)    Incorporated by reference to the Form 10-K/A filed on January 28, 1999.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-K for the year ended September 30, 2001.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9) Incorporated by reference to the Company's Proxy Statement and Notice of Special Meeting of Stockholders, filed on August 20, 2002.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PREVIO, INC.


                                          By: /S/   CLIFFORD FLOWERS
                                              --------------------------
                                              Clifford Flowers
                                              President and
                                              Chief Financial Officer

                                          Date: December 27, 2002

                                POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clifford L. Flowers, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    SIGNATURE                                        TITLE                             DATE
                    ---------                                        -----                             ----

     /S/         COREY M. SMITH                    Chairman of the Board                      December 27, 2002
-----------------------------------------------
                (Corey M. Smith)

     /S/       CLIFFORD L. FLOWERS                 President, Vice President of Finance,      December 27, 2002
-----------------------------------------------    Chief Financial Officer and
              (Clifford L. Flowers)                Secretary (Principal
                                                   Financial and Accounting
                                                   Officer)

     /S/       PETER D. SCHLEIDER                  Director                                   December 27, 2002
-----------------------------------------------
              (Peter D. Schleider)

     /S/        ROBERT W. JOHNSON                  Director                                   December 27, 2002
-----------------------------------------------
               (Robert W. Johnson)

     /S/          GARY W. CLOW                     Director                                   December 27, 2002
-----------------------------------------------
                 (Gary W. Clow)

                        REPORT OF INDEPENDENT ACCOUNTANTS

       To the Board of Directors and Stockholders of Previo, Inc.

       We have audited the consolidated balance sheet of Previo, Inc. and its subsidiaries as of September 30, 2001, the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the two years then ended, and the consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the period from October 1, 2001 through September 17, 2002. In addition, we have audited the consolidated statement of net assets in liquidation as of September 30, 2002, and the related consolidated statement of changes in net assets in liquidation for the period from September 18, 2002 to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As described in Note 1 to the financial statements, the stockholders of Previo, Inc. approved a plan of liquidation on September 17, 2002, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to September 17, 2002 from the going-concern basis to a liquidation basis. The Company has essentially ceased all operations.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Previo, Inc. as of September 30, 2001, the results of its operations and its cash flows for the two years then ended and for the period from October 1, 2001 to September 17, 2002, its net assets in liquidation as of September 30, 2002, and the changes in its net assets in liquidation for the period from September 18, 2002 to September 30, 2002, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


PricewaterhouseCoopers LLP

San Diego, California October 23, 2002 , except for Note 10, as to which the date is December 27, 2002

                           PREVIO, INC.

        CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                          (IN THOUSANDS)


                                                    September 30,
                                                        2002
                                                    -------------
                   ASSETS

Cash and cash equivalents .....................        $14,062
Marketable securities .........................          4,993
Other assets ..................................             17
                                                       --------
TOTAL ASSETS ..................................        $19,072
                                                       --------

                    LIABILITIES


Accounts payable ..............................        $    78
Accrued liquidation expenses ..................            861
Accrued expenses and other current liabilities           1,176
                                                       --------

TOTAL LIABILITIES .............................          2,115
                                                       --------


Contingencies  (Note 9)

NET ASSETS IN LIQUIDATION .....................        $16,957
                                                       ========





   See accompanying notes to consolidated financial statements.

                                         PREVIO, INC.

                                  CONSOLIDATED BALANCE SHEET
                      (In thousands, except share and per share amounts)

                                                                                September 30,
                                                                                   2001
                                                                                -------------
                                       ASSETS
Current assets:
  Cash and cash equivalents ..............................................        $  9,658
  Marketable securities ..................................................           9,942
  Accounts receivable, net ...............................................             279
  Prepaid expenses .......................................................           1,061
                                                                                  ---------
            Total current assets .........................................          20,940

Property and equipment, net ..............................................           1,272
Other assets .............................................................             263
                                                                                  ---------
                                                                                  $ 22,475
                                                                                  =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................        $    652
  Deferred revenue .......................................................             423
  Accrued expenses and other current liabilities .........................           1,572
                                                                                  ---------
            Total current liabilities ....................................           2,647

Other liabilities ........................................................              17
                                                                                  ---------
                                                                                     2,664
                                                                                  ---------

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity:
 Common stock, par value $0.001 per share, authorized 100,000,000 shares;
          8,817,000 shares issued in 2001 ................................               9
 Additional paid in capital ..............................................          80,245
 Treasury stock, at cost; 1,949,000 shares in 2001 .......................         (41,347)
 Cumulative translation adjustment .......................................             (42)
 Accumulated deficit .....................................................         (19,054)
                                                                                  ---------
            Total  stockholders' equity ..................................          19,811
                                                                                  ---------
                                                                                  $ 22,475
                                                                                  =========


                 See accompanying notes to consolidated financial statements.

                                  PREVIO, INC.

         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (In thousands)


                                                     For the Period From
                                                 September 18, 2002 Through
                                                      September 30, 2002
                                                      ------------------


Net assets in liquidation as of September 18, 2002        $ 17,145

Changes in net assets in liquidation:

 Estimated future liabilities during liquidation              (972)

 Increase in the fair value of assets                          773

 Interest and other income                                      11
                                                          ---------

Total changes in net assets in liquidation                    (188)
                                                          ---------

Net assets in liquidation as of September 30, 2002        $ 16,957
                                                          =========


          See accompanying notes to consolidated financial statements.

                                                 PREVIO, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

C                                                           FOR THE PERIOD
                                                          OCTOBER 1, 2001        YEAR ENDED SEPTEMBER 30,
                                                              THROUGH           ---------------------------
                                                          SEPTEMBER 17, 2002      2001               2000
                                                          -----------------     --------           --------
Revenues ..........................................          $  2,285           $  6,273           $  7,804
Cost of revenues ..................................               584                732              1,071
                                                             ---------          ---------          ---------

Gross margin ......................................             1,701              5,541              6,733

Operating expenses:
Research and development ..........................             1,501              3,705              4,981
Sales and marketing ...............................             2,192              8,049              9,156
General and administrative ........................             2,241              2,797              2,788
Restructuring and impairment ......................             2,545                930               --
                                                             ---------          ---------          ---------
Total operating expenses ..........................             8,479             15,481             16,925

Operating loss ....................................            (6,778)            (9,940)           (10,192)
Interest and other income .........................             1,032              1,279              3,413
                                                             ---------          ---------          ---------

Loss before income taxes ..........................            (5,746)            (8,661)            (6,779)
Provision (benefit) for income taxes ..............            (3,020)              (370)                15
                                                             ---------          ---------          ---------

Net loss ..........................................          $ (2,726)          $ (8,291)          $ (6,794)
                                                             =========          =========          =========

Loss per common share, basic and diluted...........          $  (0.40)          $  (1.21)          $  (1.06)

Weighted average common shares
  outstanding, basic and diluted ..................             6,887              6,855              6,386

                         See accompanying notes to consolidated financial statements.


                                                        PREVIO, INC.

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)



                                                                     FOR THE PERIOD
                                                                   OCTOBER 1, 2001
                                                                       THROUGH                 YEAR ENDED SEPTEMBER 30,
                                                                  SEPTEMBER 17, 2002          2001                  2000
                                                                    --------------         ----------------------------------
Cash flows from operating activities:
  Net loss .........................................               $ (2,726)               $ (8,291)               $ (6,794)
  Adjustments required to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization ..................                    441                     955                   1,265
    Stock-based compensation .......................                   --                       (24)                     81
    Loss on disposals of property and equipment ....                    636                      37                    --
    Changes in assets and liabilities:
      Accounts receivable, net .....................                    279                   1,176                     926
      Income taxes receivable ......................                   (391)                   --                      --
      Inventories, net .............................                   --                      --                       240
      Prepaid expenses and other current assets ....                  1,044                    (841)                    234
      Other assets .................................                     (6)                     41                      68
      Deferred revenue .............................                   (423)                 (1,283)                    801
      Accounts payable .............................                   (590)                   (203)                   (277)
      Income taxes payable .........................                   --                    (1,199)                  1,199
      Accrued expenses and other current liabilities                    368                    (217)                    382
                                                                   ---------               ---------               ---------

Cash used in operating activities ..................                 (1,368)                 (9,849)                 (1,875)
                                                                   ---------               ---------               ---------

Cash flows from investing activities:
  Purchases of marketable securities ...............                (27,050)                (38,570)                (20,161)
  Maturities of marketable securities ..............                 31,999                  40,500                  29,000
  Purchases of property and equipment ..............                    (51)                   (501)                 (1,392)
                                                                   ---------               ---------               ---------

Cash provided by investing activities ..............                  4,898                   1,429                   7,447
                                                                   ---------               ---------               ---------

Cash flows from financing activities:
  Issuance of common stock, net ....................                     43                     188                   3,258
                                                                   ---------               ---------               ---------
        Cash provided by financing activities ......                     43                     188                   3,258
                                                                   ---------               ---------               ---------

Effect of exchange rate changes on cash ............                   --                        28                     (47)
                                                                   ---------               ---------               ---------

Net increase (decrease) in cash and cash equivalents                  3,573                  (8,204)                  8,783
Cash and cash equivalents at beginning of year .....                  9,658                  17,862                   9,079
                                                                   ---------               ---------               ---------
Cash and cash equivalents at end of period .........               $ 13,231                $  9,658                $ 17,862
                                                                   ========                =========               =========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes ......................               $   --                  $    580                $     77
   Cash received from income taxes .................               $  2,419                $   --                  $  1,398
Supplemental non-cash activities:
Conversion of deferred compensation to equity
     upon exercise of common stock options .........               $     17                $   --                  $    110

                                See accompanying notes to consolidated financial statements.


                                                PREVIO, INC.

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           AND COMPREHENSIVE LOSS
                                               (IN THOUSANDS)


                                                     COMMON STOCK                               CUMULATIVE
                                               -----------------------          ADDITIONAL      TRANSLATION
                                               SHARES           AMOUNT       PAID IN CAPITAL     ADJUSTMENT
                                               ------           ------       ---------------     ----------

Balance at September 30, 1999 .......           5,981               8          76,633              (23)

Issuance of common stock
  upon exercise of options ..........             711               1           2,725               --

Issuance of common stock ............             100              --             581               --

Issuance of common
stock under Employee Stock
  Purchase Plan .....................              19              --              61               --

Stock-based compensation for
  options and warrants granted ......              --              --              81               --

Foreign currency translation ........              --              --              --              (47)

Net loss ............................              --              --              --               --
                                             ---------       ---------       ---------        ---------
Balance at September 30, 2000 ......            6,811               9          80,081              (70)

Issuance of common stock
  upon exercise of options .........               32              --             109               --

Issuance of common stock
  under Employee Stock Purchase Plan               25              --              79               --

Stock-based compensation for
  options and warrants granted ......              --              --             (24)              --

Foreign currency translation ........              --              --              --               28

Net loss ............................              --              --              --               --
                                             ---------       ---------       ---------        ---------
Balance at September ................           6,868               9          80,245              (42)

Issuance of common stock
  upon exercise of options ..........              12              --              37               --

Issuance of common stock
  under Employee Stock Purchase Plan               13              --              23               --

Net loss ............................              --              --              --               --
                                             ---------       ---------       ---------        ---------
Balance at September 17, 2002 .......           6,893        $      9        $ 80,305         $    (42)
                                             =========       =========       =========        =========


                                                        PREVIO, INC.

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   AND COMPREHENSIVE LOSS
                                                       (IN THOUSANDS)

(CONTINUED)

                                            RETAINED
                                            EARNINGS          STOCK           TREASURY                         COMPREHENSIVE
                                            (DEFICIT)        DIVIDEND           STOCK            TOTAL              LOSS
                                            ---------        --------           -----            -----         -------------
Balance at September 30, 1999 ......           3,402            (7,371)         (41,347)          31,302           (2,007)

Issuance of common stock
  upon exercise of options ..........             --                --               --            2,726

Issuance of common stock ............             --                --               --              581

Issuance of common
stock under Employee Stock
  Purchase Plan .....................             --                --               --               61

Stock-based compensation for
  options and warrants granted ......             --                --               --               81

Foreign currency translation ........             --                --               --              (47)             (47)

Net loss ............................          (6,794)              --               --           (6,794)          (6,794)
                                             ---------        ---------        ---------        ---------        ---------
Balance at September 30, 2000 .......          (3,392)          (7,371)         (41,347)          27,910           (6,841)

Issuance of common stock
  upon exercise of options ..........              --               --               --              109

Issuance of common stock
  under Employee Stock Purchase Plan               --               --               --               79

Stock-based compensation for
  options and warrants granted ......              --               --               --              (24)

Foreign currency translation ........              --               --               --               28               28

Net loss ............................          (8,291)              --               --           (8,291)          (8,291)
                                             ---------        ---------        ---------        ---------        ---------
Balance at September ................         (11,683)          (7,371)         (41,347)          19,811           (8,263)

Issuance of common stock
  upon exercise of options ..........              --               --               --               37

Issuance of common stock
  under Employee Stock Purchase Plan               --               --               --               23

Net loss ............................          (2,726)              --               --           (2,726)          (2,726)
                                             ---------        ---------        ---------        ---------        ---------
Balance at September 17, 2002 .......        $(14,409)        $ (7,371)        $(41,347)        $ 17,145         $ (2,726)
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

                                  PREVIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 --    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES:

       DESCRIPTION OF BUSINESS

       On September 17, 2002, Previo, Inc.'s ("Previo" or the "Company") stockholders approved resolutions to sell substantially all of the Company's non-cash assets to Altiris, Inc. ("Altiris") and to dissolve and liquidate the Company. Until that time, Previo's business had been focused on the development and marketing of software products that supported business continuity. The Company's products were designed to provide personal computer and server recovery from software virus or hacker attacks, software failures or glitches, thefts, losses and broken equipment.

       The sale of the Company's non-cash assets to Altiris closed on September 24, 2002, and the Company filed a certificate of dissolution with the office of the Secretary of State of the State of Delaware on September 25, 2002. Since that time the Company has been engaged only in activities directly related to winding down the Company's affairs and in dissolving and liquidating the Company.

ACCOUNTING POLICIES PRIOR TO ADOPTION OF LIQUIDATION BASIS ACCOUNTING

       CONSOLIDATION

       The financial statements at September 30, 2002 and 2001, for the period from October 1, 2001 through September 17, 2002, for the period September 18, 2002 through September 30, 2002 and for the years ended September 30, 2001 and 2000, consolidate the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       FINANCIAL STATEMENT PRESENTATION

       The financial statements at September 30, 2001, for the period from October 1, 2001 through September 17, 2002, and for the years ended September 30, 2001 and 2000 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

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

       REVENUE RECOGNITION

       Prior to the Company's cessation of operations, revenue was recognized when persuasive evidence of an arrangement existed, the product was delivered, the fee was fixed and determinable, collectibility was probable and, if applicable, vendor-specific objective evidence existed to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence was based upon the price charged when an element was sold separately.

       Revenue from perpetual licenses of the Company's software for which there were no significant continuing obligations and collection of the related receivable was probable, was recognized on delivery of the software and acceptance by the customer. Revenue from maintenance agreements was recognized ratably over the respective maintenance periods. The Company also received revenues on a subscription basis. Under such arrangements the license fee and maintenance were bundled, therefore all revenue was recognized ratably over the term of the agreement. Amounts received under contracts in advance of performance were recorded as deferred revenue and were generally recognized within one year of receipt.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

       MARKETABLE SECURITIES

       The Company's marketable securities are comprised principally of commercial paper. At September 30, 2002, all marketable securities were classified as held-to-maturity and carried at fair value. At September 30, 2001, all marketable securities were classified as held-to-maturity and carried at amortized cost. The cost of securities sold is based on the specific identification method.

       PROPERTY AND EQUIPMENT

       Property and equipment were stated at cost less accumulated depreciation. Additions to property and equipment, including significant betterments and renewals, were capitalized. Maintenance and repair costs were charged to expense as incurred. Depreciation was computed using the straight-line method over estimated useful lives of one to five years and totaled $402,000 for the period from October 1, 2001 through September 17, 2002. Depreciation expense was $915,000 and $1,225,000 for fiscal 2001 and 2000, respectively. Leasehold improvements were amortized over the shorter of the asset life or lease term.

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

       As a result of continuing losses incurred by the Company through the quarter ended March 31, 2002, at that time management reviewed the value of its long-lived assets for impairment. Management compared the carrying value of its long-lived assets to the undiscounted future net cash flows expected to result from the use of those assets and their eventual disposition. As a result of this analysis, the carrying value of the Company's property and equipment in the United States was written down to reflect management's estimate of the assets' fair value, resulting in an impairment charge of $545,000, which is included in the Restructuring and impairment line item on the Statement of Operations.

       RESEARCH AND DEVELOPMENT

       Expenditures for research and development were charged to expense as incurred. Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. To date, no development costs have been capitalized.

   ADVERTISING

       Expenditures for advertising costs are charged to expense as incurred and totaled $278,000, $826,000 and $474,000 for the period from October 1, 2001 through September 17, 2002 and fiscal 2001 and 2000, respectively.

   STOCK-BASED COMPENSATION

       The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net loss and loss per share as if the fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

       NET LOSS PER COMMON SHARE

       Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. Basic EPS is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is calculated by dividing the loss available to common stockholders by the weighed average number of common shares outstanding for the period, increased by dilutive securities that were outstanding during the period. There were 13,516; 120,415 and 699,155 potentially dilutive securities outstanding for the period from October 1, 2001 through September 17, 2002 and for the fiscal years ended September 30, 2001 and 2000, respectively, which have been excluded from the EPS calculation as their effect is anti-dilutive. Therefore, for the period from October 1, 2001 through September 17, 2002 and for the fiscal years ended September 30, 2001 and 2000, the calculations for basic and diluted EPS were the same.

       FOREIGN CURRENCY TRANSLATION

       The financial statements of the Company's United Kingdom subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates during the period for revenues and expenses. Gains and losses from translation are excluded from results of operations and accumulated as a separate component of stockholders' equity. The Company closed its business operations in the United Kingdom in August 2001 and the only activity reflected on the financial statements for the period from October 1, 2001 through September 17, 2002 relates to winding down and dissolving those entities.

       CONCENTRATION OF CREDIT RISK

       The Company's policy is to place its cash, cash equivalents and marketable securities in high credit quality financial instruments and to limit the amount of credit exposure. Many of the Company's customers were large corporate enterprises, resellers and OEMs, which could have resulted in concentrated credit risk with respect to the Company's trade receivables. Management believes that its credit policies substantially mitigated such concentrated credit risk.

       SEGMENT REPORTING

       Management has determined that the Company operated in one business segment.

ACCOUNTING POLICIES SUBSEQUENT TO ADOPTING LIQUIDATION BASIS OF ACCOUNTING

       FINANCIAL STATEMENT PRESENTATION

       As a result of the Company's plans to cease operations, the Company adopted the liquidation basis of accounting, and effective September 17, 2002, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. The estimated net realizable values of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses and were written up to reflect their estimated net realizable value based upon agreed-upon selling prices with a third party. The assets are held at their net realizable value until they are sold or liquidated. Upon adoption of the liquidation basis of accounting, the Company recorded a reserve for estimated future costs during period of liquidation of $972,000 for costs to be incurred and potential liabilities, claims and contingencies during the liquidation period, which is expected to be completed by the end of fiscal 2005, but in no case later than the end of fiscal 2007. The $972,000 reserve for estimated future costs included a $200,000 reserve for lease termination costs. Approximately $500,000 had previously been accrued for such costs earlier in the year in conjunction with the Company's restructurings.

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

       MARKETABLE SECURITIES

       The Company's marketable securities are comprised principally of commercial paper. At September 30, 2002, all marketable securities were classified as held-to-maturity and carried at fair value.

NOTE 2 -- COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS:
              (in thousands)

MARKETABLE SECURITIES
At September 30, 2002

Name of Issuer                                Principal                                  Market              Carrying
Title of Issue                                  Amount               Cost                Value                 Value
--------------                                  ------               ----                -----                 -----
Federal Farm Credit Bank                       $1,000               $1,000               $1,000               $1,000
American General Finance Corp ..                2,000                1,989                1,996                1,996
CP General Electric Capital Corp                2,000                1,968                1,997                1,997
                                           --------------------------------------------------------------------------

Total                                          $5,000               $4,957               $4,993               $4,993
                                           ==========================================================================


At September 30, 2001

Name of Issuer                                Principal                                     Market               Carrying
Title of Issue                                  Amount                 Cost                  Value                 Value
--------------                                  ------                 ----                  -----                 -----

Commercial Paper Household Fin Corp            $ 2,000               $ 1,982               $ 1,998               $ 1,998
Commercial Paper General Elec Cap                2,000                 1,978                 1,994                 1,994
   Corp
Commercial Paper CIT Group Inc                   2,000                 1,976                 1,991                 1,991

Commercial Paper American General                2,000                 1,970                 1,985                 1,985
   Corp

Commercial Paper Wells Fargo Finl Inc            2,000                 1,958                 1,974                 1,974
                                               -------               -------               -------               -------

Total                                          $10,000               $ 9,864               $ 9,942               $ 9,942
                                               =======               =======               =======               =======


                                                                                                  SEPTEMBER 30,
                                                                                          2002                   2001
                                                                                        --------               --------
                          Accounts receivable:
                            Trade receivables                                           $    25                $   331
                            Less allowance for doubtful accounts                            (25)                   (52)
                                                                                        --------               --------
                                                                                        $  --                  $   279
                                                                                        ========               ========

                          Property and equipment:
                            Computer equipment                                          $  --                  $ 5,535
                            Leasehold improvements                                         --                      972
                            Office equipment                                               --                      697
                            Furniture and fixtures                                         --                      636
                                                                                        --------               --------
                                                                                           --                    7,840
                            Less accumulated depreciation                                 (--)                  (6,568)
                                                                                        --------               --------
                                                                                        $  --                  $ 1,272
                                                                                        ========               ========

                          Accrued expenses and other current liabilities:
                            Restructuring                                               $   901                $   325
                            Liquidation                                                     861                    --
                            Customer credits                                                156                    162
                            Accounting and tax services                                      81                    107
                            Compensation and employee benefits                               36                    489
                            Investor relations                                               --                    130
                            Other                                                             2                    359
                                                                                        --------               --------
                                                                                        $ 2,037                $ 1,572
                                                                                        ========               ========



NOTE 3 -- RESTRUCTURING AND IMPAIRMENT CHARGES:

       In the period from October 1, 2001 through September 17, 2002, the Company recorded restructuring and impairment charges of $2,545,000. These charges are composed of a $1,575,000 charge recorded in the June 30, 2002 quarter, a $545,000 charge recorded in the March 31, 2002 quarter, and a $500,000 charge offset by a $75,000 reversal (related to a prior period restructuring) recorded in the quarter ended December 31, 2001. Details of these charges are discussed below.

       During the quarter ended June 30, 2002 the Company was in engaged in activities related to the sale of substantially all of its non-cash operational assets to Altiris, and made a resultant reduction in Company personnel, activities, and costs. The sale of these assets and a formal Dissolution Plan were approved by the stockholders on September 17, 2002. As discussed more fully in Note 4 below, except for two full-time employees, the Company has terminated all of its employees. The $1,575,000 restructuring charge taken in the June 2002 quarter was composed of estimated costs of $1,205,000 in severance and benefits for employee terminations and $370,000 in estimated lease termination costs related to the Company's headquarter office in San Diego, California. Of the total charge, $798,000 in severance and benefits has been paid to employees terminated prior to September 30, 2002. The Company expects to pay the remaining severance and benefit costs of $407,000 during January 2003. The $370,000 accrued for lease termination costs was paid during the quarter ending December 31, 2002 in connection with an agreement discussed more fully in Note 7, below.

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

       On December 31, 2001, the Company began implementing a restructuring designed to bring costs in closer alignment with future revenues as projected at that time. The Company recorded a charge of $500,000 related to this restructuring. The components of this charge included payments of severance and benefits to terminated employees ($215,000) and anticipated costs related to terminations of lease commitments for abandoned office space (including related fixed asset abandonments), a result of the work force reduction ($285,000). As of September 30, 2002, payments for severance and benefits (related to the restructuring in the quarter ended December 31, 2001) totaled $235,000. There were $128,000 in fixed assets write-offs and $40,000 in charges related to the cancellation of marketing obligations that had been committed to prior to the restructuring. The remaining $97,000 is included in accrued expenses and other liabilities and was paid in the quarter ending December 31, 2002 in connection with the agreement mentioned above and discussed more fully below under Note 7.

       During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $973,000, primarily representing costs incurred as the Company consolidated its sales and marketing efforts to North America. The components of this charge were severance and benefits paid to terminated employees ($516,000), costs associated with terminating the Company's lease in the United Kingdom and dissolving the Company's United Kingdom subsidiary ($380,000) and costs associated the termination of lease commitments related to abandoned office space for the Company's facility in Estonia ($77,000). As of September 30, 2002, in connection with the restructuring implemented in the quarter ended September 30, 2001, the Company had incurred and paid $524,000 in severance and benefits to terminated employees, $331,000 in costs associated with terminating the lease and other obligations related to the United Kingdom facility and dissolving the Company's United Kingdom subsidiary and $16,000 in costs related to the termination of lease commitments for its Estonian facility as mentioned above (net of a $50,000 unanticipated refund received related to prepaid rent that had previously been charged against the accrual.) During the quarter ended December 31, 2001, the Company reversed $75,000 of the September quarter's restructuring charge, as the Company's United Kingdom office lease was terminated on more favorable terms than had been originally provided for. The Company expects to incur and pay the remaining accrued $27,000 no later than the quarter ended March 31, 2003.

NOTE 4-ASSET SALE AND DISSOLUTION

       On June 24, 2002, in contemplation of selling all the Company's non-cash assets to Altiris, the Company entered into a license agreement and a services agreement with Altiris. Pursuant to the terms of the license agreement, in July 2002, the Company received $500,000 from Altiris in exchange for granting Altiris an exclusive (but not as to the Company), perpetual license to all of its intellectual property. Pursuant to the terms of the services agreement, the Company provided development and customer support services to Altiris through its subsidiary, Previo Estonia. Altiris reimbursed the Company for the cost of providing such services.

       The Company then entered into an asset purchase agreement (the "Asset Purchase Agreement") on July 15, 2002 with Altiris, which was approved by stockholders on September 17, 2002. Under the terms of this agreement, in exchange for consideration of $500,000 plus a working capital adjustment of $37,000, the Company agreed to sell to Altiris (a) substantially all of its non-cash assets, including all of its intellectual property, certain tangible property, certain rights under certain contracts, the Company's customer and sales records and all user manuals relating to its products, and (b) its interest in the stock of Previo Estonia, which interest represented all of its issued and outstanding equity (the "Asset Sale"). In addition, Altiris agreed to assume certain liabilities of Previo, including (i) its obligations to provide support and maintenance under the Company's existing contracts, (ii) its obligations under certain contracts assumed by Altiris, (iii) liabilities related to Altiris' operations or ownership of the acquired products and acquired assets after the completion of the Asset Sale and (iv) all liabilities of Previo Estonia outstanding as of the closing date of the Asset Sale. The Asset Sale was closed on September 24, 2002 and both the license agreement and the services agreement with Altiris terminated upon the closing of the Asset Sale.

       Total proceeds from this transaction were $1,037,000. In accordance with liquidation accounting practices, the Company netted these expected proceeds against the book value of the corresponding assets and liabilities and recorded the net amount of $773,000 as an increase to its fair value of assets.

       On July 2, 2002, Previo's board of directors approved a plan of dissolution (the "Dissolution Plan") and the dissolution of Previo, and on September 17, 2002 the Dissolution Plan and dissolution of Previo were approved by Previo's stockholders. On September 25, 2002, Previo filed a Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. Previo is proceeding to wind up its affairs and is no longer operating or generating revenues in the normal course of business.

       During the one-year period ended September 30, 2002 (fiscal 2002), Previo substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, the commencement of negotiations intended to result in a mutually satisfactory settlement with the lessor to its facilities lease, (which was completed during the quarter ended December 31, 2002) and other efforts to reduce non-essential expenses.

       Previo's Dissolution Plan provides for the liquidation of its remaining assets, the winding up of its business and operations, and its dissolution. To the extent that there are any remaining assets after the payment of, or the provision for the payment of the Company's debts and liabilities, the Company will distribute its remaining assets to its common stockholders.

       Previo's stock transfer books were closed as of the close of business on September 25, 2002, upon Previo's filing of its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware. No assignments or transfers of Previo common stock were recorded or will be recorded after this date.

       As of September 30, 2002, the Net Assets in Liquidation were $2.46 per common share. On December 27, 2002 the Company distributed to its stockholders an initial liquidating dividend of $2.31 per common share. Following the procedures set forth in Sections 280 and 281(a) of the General Corporation Law of the State of Delaware, the Company may petition the Delaware Court of Chancery for one or more distributions of the remaining amount, if any, (currently anticipated to be between $0.07 and $0.22 per common share). The actual amount available for distribution, if any, could be substantially less, depending on a number of factors including (i) unknown liabilities or claims and
(ii) unexpected or greater than expected expenses.

NOTE 5 -- INCOME TAXES:
               (table amounts in thousands)

         Upon the adoption of the liquidation basis of accounting on September 17, 2002, the Company ceased recording any deferred tax assets or liabilities, as the Company has incurred significant operating losses and has no carrback potential. At September 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $25,584,000 and $12,437,000. The federal and state net operating loss carryforwards expire beginning in 2020 and 2003 respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $72,000 and $123,000 respectively. The federal research and development credit will begin expiring in 2019. The California research and development credit does not expire. The Company also had alternative minimum tax credits of $381,000, which have no expiration date, and a foreign tax credit of $155,000 which began expiring in 2002.

     The principal components of deferred income taxes are as follows:

                                                                  September 30,
                                                                  --------------
                                                                      2001
                                                                    ---------
          Net operating and capital loss carryforwards .            $  9,697
          Tax credits                                                    700
          Allowances and accrued expenses                                267
          Depreciation and amortization                                  361
          Purchased research and development                           3,575
          Other                                                            9
          Valuation allowance                                        (14,609)
                                                                    ---------
                                                                    $    --
                                                                    =========

       As the Company is currently in the process of dissolving, management believes that there is little possibility of realizing deferred tax assets. Therefore a full valuation allowance has been provided.

    Components of pre-tax loss are as follows:

                           Period From
                         October 1, 2001
                             Through
                          September 17,      Year Ended       September 30,
                              2002              2001              2000
                            --------          --------          --------
          Domestic          $(5,844)          $(7,321)          $(5,690)
          Foreign                98            (1,340)           (1,089)
                            --------          --------          --------
                            $(5,746)          $(8,661)          $(6,779)
                            ========          ========          ========

    The provision (benefit) for income taxes is comprised of the following:

                                                 PERIOD FROM
                                               OCTOBER 1, 2001
                                                   THROUGH
                                                 SEPTEMBER 17,         YEAR ENDED SEPTEMBER 30,
                                                     2002              2001              2000
                                                   --------          --------          -------
          Current tax expense (benefit):
             Federal                               $(3,032)          $  (372)          $   (62)
             Foreign                                    10              --                  75
             State                                       2                 2                 2
                                                   --------          --------          -------
                                                    (3,020)             (370)              15
                                                   --------          --------          -------

          Deferred tax expense (benefit):
             Federal                                  --                --                --
             State                                    --                --                --
                                                   --------          --------          --------
                                                   $(3,020)          $  (370)          $    15
                                                   ========          ========          ========

         The benefit recorded in the period ended September 17, 2002 reflects income tax refunds received during that period, which primarily relate to a recent change in federal income tax law which allowed the Company to recoup taxes paid in previous years by extending the carry-back period for certain net operating losses. The benefit recorded in fiscal 2001 is the result of the settlement of an ongoing audit by the Internal Revenue Service the was finalized during the fiscal year for less than had been accrued.

         A reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes, to the provision for income taxes follows:

                                                               PERIOD FROM
                                                             OCTOBER 1, 2001
                                                                 THROUGH
                                                               SEPTEMBER 17,         YEAR ENDED SEPTEMBER 30,
                                                                   2002              2001              2000
                                                               -------------      ----------        ----------

          Amount computed at statutory
            federal rate of 34%                                  $(1,954)          $(2,945)          $(2,310)

          State income taxes, net of federal
            benefit                                                 (187)             (185)             (450)
          Expenses not deductible for tax purposes                    21                31                15
          Foreign rate differential                                  (33)              637               412
          Net operating and capital loss carryforwards                --                --            (2,953)
          Decrease in valuation allowance to carryback
            prior year net operating loss under change
            in federal tax law                                    (2,828)               --                --
          Revision of prior year's tax estimates                    (200)              (68)              (24)
          Change in valuation allowance                            2,120             2,160             5,349
          Other                                                       41                --               (24)
                                                                 --------          --------          --------
                                                                 $(3,020)          $  (370)          $    15
                                                                 ========          ========          ========

NOTE 6 -- STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS:

       1992 STOCK OPTION PLAN

       In March 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"), as amended in March 1999, which provided for the granting of incentive stock options and non-qualified stock options to purchase up to 3,093,341 shares of the Company's common stock. The 1992 Plan was administered by the Compensation Committee of the Board of Directors and provided for options for the purchase of the Company's common stock to be granted to employees, officers and consultants of the Company at prices that were not less than 100% and 50% of the fair market value of the related shares at the date of grant for incentive stock options and non-qualified stock options, respectively. Options vested as determined by the Compensation Committee, generally over a period of four or five years. The maximum term of options granted under the 1992 Plan was ten years.

       In October 2001, the Board of Directors voted to extend the 1992 Plan, which was scheduled to expire in 2002, for an additional ten-year period. The terms of the 1992 Plan remained the same; however, only non-qualified stock options could be granted going forward. No additional shares were authorized for issuance under the 1992 Plan.

       The 1992 Plan terminated on September 25, 2002 when the Company filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware, voluntarily delisted its stock from NASDAQ and closed its transfer books. No grants or exercises were permitted after that date.

       1992 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

       In March 1992, the Company adopted the 1992 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), as amended in February 1995 and March 1999, which provided for the automatic granting of non-qualified stock options to purchase up to 223,446 shares, as amended, of the Company's common stock. The Directors' Plan was administered by the Board of Directors and provided for options for the purchase of the Company's common stock to each director of the Company (or an affiliate of the Company) who was not otherwise employed by the Company (or an affiliate of the Company). Such directors would automatically be granted an option to purchase common stock upon election to the Board and on each anniversary of that date thereafter, so long as the director continued to serve on the Board. Vesting periods were five years for initial options granted, and four years for options granted in re-election years. The maximum term of options granted under the Directors' Plan was ten years.

       The Directors' Plan expired in March 2002 and was not renewed.

       2000 EQUITY INCENTIVE PLAN

       In April 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan"), which provided for the granting of non-qualified stock options, stock awards and the rights to acquire restricted stock for up to 250,000 shares of the Company's common stock. The 2000 Plan was administered by the Compensation Committee of the Board of Directors and provided for options for the purchase of the Company's common stock to be granted to employees, officers and consultants of the Company at prices that are not less than 50% of the fair market value of the related shares at the date of grant. Options vested as determined by the Compensation Committee, generally over a period of four years. The maximum term of options granted under the 2000 Plan was ten years.

       In 2001 the 2000 Plan was amended to allow for the issuance of an additional 500,000 shares. All other provisions of the 2000 Plan remained the same.

       The 2000 Plan terminated on September 25, 2002 when the Company filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware, the company delisted its stock from NASDAQ and closed its transfer books. No grants or exercises were permitted after that date.

       Combined information for all stock option activities for the period from October 1, 2001 through September 17, 2002 and for fiscal 2001 and 2000 is summarized below:


                                                   Options Outstanding
                                              -----------------------------
                                                                  Weighted-
                                                                   Average
                                                                  Exercise
                                                 Shares             Price
                                              ------------       ----------

       Balance at September 30, 1999           2,039,951              4.06
        Options granted                        1,347,849              6.63
        Options exercised                       (711,006)             3.68
        Options forfeited                       (830,996)             6.55
                                              -----------
       Balance at September 30, 2000           1,845,798              5.47
        Options granted                          638,128              3.58
        Options exercised                        (31,673)             3.42
        Options forfeited                       (551,404)             6.95
                                              -----------
       Balance at September 30, 2001           1,900,849              4.54
        Options granted                           45,095              1.76
        Options exercised                        (12,462)             1.60
        Options forfeited                     (1,933,482)             4.49
                                              -----------
       Balance at September 30, 2002                --
                                              ===========

       There were no stock options outstanding or exercisable at September 30, 2002 since the Company had terminated its option plans, de-listed its stock and closed its transfer books, as mentioned above.

       EMPLOYEE STOCK PURCHASE PLAN

       In March 1992, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of the Company's common stock. The most recent offering under the Purchase Plan terminated on October 31, 2001. The Purchase Plan was administered by the Board of Directors and allowed participating employees to have up to 15% of their earnings withheld and used to purchase shares of common stock on specified dates. The price of the common stock purchased under the Purchase Plan was equal to 85% of the lower of the fair market value of the common stock at the commencement date or the relevant purchase date. During fiscal 2002, 13,414 shares were issued under the Purchase Plan at a price of $1.73 per share. The Purchase Plan expired in March 2002 and was not renewed.

       PRO FORMA DISCLOSURE

       No compensation expense has been recognized for stock option grants, which are fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized under the Purchase Plan. Had compensation cost for the Company's stock-based compensation awards issued during the period from October 1, 2001 through September 17, 2002 and fiscal 2001 and 2000 been determined based on the fair value at the grant date the Company's net loss and net loss per share would have been increased or decreased to the pro forma amounts indicated below:

                                                          FOR THE PERIOD
                                                        FROM OCTOBER 1, 2001              YEAR ENDED SEPTEMBER 30,
                                                                THROUGH             ------------------------------------
                                                         SEPTEMBER 17, 2002                2001                 2000
                                                         ------------------         ----------------     ---------------
          Net loss (in thousands):
            As reported                                   $        (2,726)          $        (8,291)     $       (6,794)
                                                          ================          ================     ===============
            Pro forma                                     $        (2,370)          $       (10,404)     $       (8,359)
                                                          ================          ================     ===============

          Net loss per share, basic and diluted:
            As reported                                   $         (0.40)          $         (1.21)     $        (1.06)
                                                          ================          ================     ===============

            Pro forma                                     $         (0.34)          $         (1.52)     $        (1.31)
                                                          ================          ================     ===============


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the period from October 1, 2001 through September 17, 2002 and for the years ended September 30, 2001 and 2000, respectively: dividend yield of 0.0% for all years, risk free interest rates of 1.86%, 4.41% and 6.31%, expected volatility of 130%, 133% and 140% and expected lives of two years for all periods. The weighted-average fair value of options granted during the period from October 1, 2001 through September 17, 2002 and for the years ended September 30, 2001 and 2000 was $1.43, $3.33, and $6.04 per share, respectively. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions for the years ended September 30, 2001 and 2000, respectively: dividend yield of 0.0% for both years, risk-free interest rates of 3.08% and 6.30%, expected volatility of 133% and 140%, and an expected life of six months for both years. The weighted-average fair value of those purchase rights granted during the years ended September 30, 2001 and 2000 was $1.51 and $3.97 per share, respectively. There was no Purchase Plan in effect at September 17, 2002.

       401(K) PLAN

       In July 1991, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits, but does not require, matching contributions by the Company on behalf of all participants. No such contributions were made during the period from October 1, 2001 through September 17, 2002 or during fiscal 2001 or 2000.

       The 401(k) Plan was terminated on December 16, 2002.

       WARRANTS

       In June 2000, the Company issued a fully vested, immediately exercisable and non-forfeitable warrant to purchase 10,000 shares of its common stock at an exercise price of $5.81 in connection with services received prior to the date of grant. This warrant was scheduled to expire ten years from the date of grant. The fair value of this warrant at the time of grant, which was determined by management to be $57,000, based upon application of the Black-Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk-free interest rate of 6.00%, volatility of 150% and contractual life of 10 years, was expensed during fiscal 2000. At September 30, 2002, this warrant is no longer outstanding as the Company delisted its stock and closed its transfer books, as discussed above.

NOTE 7 -- COMMITMENTS:

       The Company had been party to a lease obligation that was scheduled to expire in March 2005, for its office in San Diego, California. As part of the Company's efforts to dissolve, during the quarter ending December 31, 2002, an agreement was reached with the landlord under which the Company made a lump sum payment to the landlord of approximately $670,000 in exchange for being released from its ongoing commitment under the lease obligation. This amount was accrued as of September 30, 2002, and was paid during the quarter ending December 31, 2002.

       Rent expense under operating leases was $378,000 for the period from October 1, 2001 through September 17, 2002, and was $661,000 and $848,000 in fiscal 2001 and 2000, respectively. These amounts included rent payments related to the Company's development facility in Estonia. Obligations under the lease commitment related to the Estonia facility were transferred to Alitiris in conjunction with the Company's sale of substantially all its non-cash assets to them, as discussed above in Note 4.

       Certain facilities leases provided for scheduled rent increases. The total lease commitment for such leases was charged ratably to operations.


NOTE 8 -- SIGNIFICANT CUSTOMERS AND FOREIGN OPERATIONS:
               (table amounts in thousands)

       A significant portion of the Company's revenues has been derived from technology licenses and sales to major customers as follows:

       In the period from October 1, 2001 through September 17, 2002, sales to Hewlett Packard Company ("HP") accounted for 16% of revenues. Sales to HP, Tivoli Systems, Inc., Soliton Systems and Legato Systems, Inc. accounted for 23%, 20%, 12% and 10% respectively, of fiscal 2001 revenues. Sales to HP accounted for 11% of fiscal 2000 revenues.

       In the period from October 1, 2001 through September 17, 2002, international revenues were $613,000, and were composed primarily of sales to customers in the United Kingdom ($392,000) and Japan ($100,000). In fiscal 2001, international revenues were $1,610,000, and were composed primarily of sales to customers in Japan ($790,000) and Northern Europe ($652,000). In fiscal 2000, international revenues were $1,710,000, and were composed primarily of sales to customers in Northern Europe ($638,000), Southern Europe ($557,000) and Central Europe ($444,000).

       Condensed financial information related to the Company's wholly owned foreign subsidiaries is as follows:

                                       Period From
                                       October 1,
                                          2001
                                         Through       Year Ended September 30,
                                        September 17,  ------------------------
                                           2002            2001         2000
                                           ----          -------       ------
Revenues (U.k.)...................     $    10           $   818       $ 1,715

                                             As of September 30, 2002
                                             ------------------------

Long-lived assets (net) (U.K.)....     $       0         $     0       $     56
Long-lived assets (net) (Estonia).     $       0         $   522       $    646

       The Company ceased operations and closed its facility in the United Kingdom in August 2001. The Company is currently in the process of dissolving that entity.

NOTE 9 -- CONTINGENCIES:

       The Company has filed a claim related to a breach in contractual obligations with a former business partner. The other party in the suit has filed a counter-claim in the amount of $265,000. From time to time, the Company is party to certain litigation arising in the ordinary course of business. The Company is not currently engaged in any legal proceedings that it expects would materially harm its financial condition or impact the timing of the final dissolution.

NOTE 10 - SUBSEQUENT EVENTS:

       On December 27, 2002 the Company made an initial distribution of $2.31 per common share to its stockholders.

     Exhibit           Exhibit
    Footnote           Number                                Description
    --------           ------                                -----------

      (2)                 3.1            Certificate of Incorporation of the Registrant.

      (2)                 3.2            Bylaws of the Registrant.

                          4.1            Reference is made to Exhibits 3.1 and 3.2

      (1)                10.1            Form of Indemnity Agreement entered into between the
                                         Registrant and its directors and officers with
                                         related schedule.

      (2)                10.2            Office Lease date March 22, 1994 between the
                                         Registrant and Weyerhaeuser Mortgage Company and Fort
                                         Wyman, Inc.

      (2)                10.3            Office Lease date March 22, 1994 between the
                                         Registrant and Weyerhaeuser Mortgage Company and Fort
                                         Wyman, Inc.

      (2)                10.4            Office Lease dated July 12, 1994 between the
                                         Registrant and Weyerhaeuser Mortgage Company and Fort
                                         Wyman, Inc.

      (2)                10.5            Amendment No. 1 to the Office Lease dated July 12,
                                         1994 between the Registrant and Weyerhaeuser Mortgage
                                         Company and Fort Wyman, Inc.

      (2)                10.6            Amendment No. 2 to the Office Lease dated July 12,
                                         1994 between the Registrant and Weyerhaeuser Mortgage
                                         Company and Fort Wyman, Inc.

      (4)                10.7            Cross License Agreement dated as of November 21, 1996 between the
                                         Registrant and Hi/fn, Inc.

   (3)(5)                10.8            Form of Change of Control Agreement

   (3)(6)                10.9            Employment Agreement with Tom Dilatush

   (3)(7)                10.10           Employment Agreement dated January 8, 2001 between the Company and
                                         Clifford Flowers.

   (3)(7)                10.11           Employment Agreement dated January 8, 2001 between the Company and James
                                         T. Nicol.

   (3)(8)                10.12           Amendment to employment agreement with Clifford Flowers, dated April 24,
                                         2002

        (9)              10.13           Asset Purchase Agreement by and among Altiris, Inc., Previo, Inc. and
                                         Previo Estonia OU

        (9)              10.14           Plan of Dissolution of Previo, Inc.

     Exhibit           Exhibit
    Footnote           Number                                Description
    --------           ------                                -----------


                          10.15          Lease termination agreement between Corporate Plaza II, Inc. and the Company, dated December 3, 2002

                          21.1           Subsidiaries of the Registrant.

                          24.1           Power of Attorney.  Reference is made to page 28.

                          99.1           Certification pursuant to Section 302 of the Public Company Accounting
                                         Reform and Investor Protection Act of 2002 (18 U.S.C. section 1350, as adopted).

                          99.2           Certification pursuant to Section 906 of the Public Company Accounting
                                         Reform and Investor Protection Act of 2002 (18 U.S.C. section 1350, as adopted).


----------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-46389) or amendments thereto.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(3) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

(4) Incorporated by reference to the Registration Statement on Form 10, as amended filed by Hi/fn, Inc. (File No. O-24765) and incorporated herein by reference.

(5)    Incorporated by reference to the Form 10-K/A filed on January 28, 1999.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-K for the year ended September 30, 2001.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9) Incorporated by reference to the Company's Proxy Statement and Notice of Special Meeting of Stockholders, filed on August 20, 2002.